Form 10-Q
period 2017-08-31
Folkup Development Inc.
filed 2017-10-16
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-216921

FOLKUP DEVELOPMENT INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	32-0499929 IRS Employer Identification Number	3799 Primary Standard Industrial Classification Code Number

Mileve Maric Ajnstajn 72,

Novi Beograd, Republic of Serbia 11070

Tel.  (315) 359-5955

Email: folkupdevelopment@gmail.com

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Emerging growth company 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 31, 2017 there were 3,000,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

The accompanying interim financial statements of FOLKUP DEVELOPMENT INC. (the “Company”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

FOLKUP DEVELOPMENT INC.

Balance sheet

AS OF AUGUST 31, 2017

(Unaudited)

ASSETS	August 31, 2017	November 30, 2016
Current Assets
Cash and cash equivalents	$10,215	3,053
Total Current Assets	$10,215	3,053
Fixed Assets
Equipment, net	$1,080	-
Total Fixed Assets	$1,080	-

Total Assets	$11,295	3,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	9,715	895
Total Current Liabilities	$9,715	895

Total Liabilities	$9,715	895

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000	3,000
Accumulated income (deficit)	(1,420)	(842)
Total Stockholder’s Equity	$1,580	2,158

Total Liabilities and Stockholder’s Equity	$11,295	3,053

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of operations

AS OF AUGUST 31, 2017

(Unaudited)

	Three months ended August 31, 2017	Nine months ended August 31, 2017
Revenues	10,700	19,700
Gross Profit	$10,700	19,700

OPERATING EXPENSES
General and Administrative Expenses	10,669	20,278
TOTAL OPERATING EXPENSES	(10669)	(20,278)

NET INCOME (LOSS) FROM OPERATIONS	31	(578)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$31	(578)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000	3,000,000

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of cash flows

AS OF AUGUST 31, 2017

(Unaudited)

Nine months ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(578)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accumulated Depreciation	120
CASH FLOWS USED IN OPERATING ACTIVITIES	(458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,200)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	8,820
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,820

NET INCREASE IN CASH	7,162

Cash, beginning of period	3,053

Cash, end of period	$10,215

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

FOLKUP DEVELOPMENT INC. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on July 5, 2016. We aim to deliver our services as follows, to lease to our customers certain items or means of what we refer to as eco-transport. These items are commonly known under the names: a segway, a gyro-scooter or a self-balanced two-wheeled scooter, a self-balanced mono-wheeled scooter and a two-wheeled hoverboard. We expect our services to be demanded by establishments or enterprises or events, for instance, conferences held in large facilities. The business location is in Beograd, Republic of Serbia.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $19,700 revenues as of August 31, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is November 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,215 of cash as of August 31, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of sport equipment is five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of August 31, 2017.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2017

Customer Deposits

A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. As of August 31, 2017 the Company had $0 in customer deposits.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2017 were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of August 31, 2017 the Company has generated $19,700 revenue.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2017

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

As of August 31, 2017 the Company purchased 2 monowheels for $1,200.

Note 5 – LOAN FROM DIRECTOR

As of August 31, 2017, our sole director has loaned to the Company $9,715. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $9,715 as of August 31, 2017.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On November 15, 2016 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

There were 3,000,000 shares of common stock issued and outstanding as of August 31, 2017.

Note 7 – COMMITMENTS AND CONTINGENCIES

Milena Topolac Tomovic, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is Mileve Maric Ajnstajn 72, 11070 Novi Beograd, Republic of Serbia.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of August 31, 2017 the Company had net operating loss carry forwards of approximately $1,420 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at August 31, 2017 was approximately $483. The net change in valuation allowance during the nine months ended August 31, 2017 was $197. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2017.  All tax years since inception remains open for examination by taxing authorities.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2017

The provision for Federal income tax consists of the following:

	As of August 31, 2017	As of November 30, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(483)	(286)
Valuation allowance	$483	286
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the nine months ended August 31, 2017 as follows:

	Nine months ended August 31, 2017	As of November 30, 2016
Computed “expected” tax expense (benefit)	$(197)	(286)
Change in valuation allowance	$197	286
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by FOLKUP DEVELOPMENT INC. (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

DESCRIPTION OF BUSINESS

We sell and lease the eco-transports: a segways, a gyro-scooters or a self-balanced two-wheeled scooters, a self-balanced mono-wheeled scootesr and a two-wheeled hoverboards.

Our business address was provided by our president and located at Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070. Our telephone number is (315) 359-5955. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are an operating company and have generated $19,700 in revenue.

We sell and lease the ecological urban transportation to companies arranging events, such as exhibitions of any kind or conferences, where these means mentioned above can be used by the spectators to move around the facilities.

Our potential customers are business entities performing jobs at, or providing services at, or maintaining the services or premises of museums, exhibition centres, trade centres, shopping malls, entertainment centres, amusement parks, local parks, construction sites, hospitals or airports.

We generate our revenue via:

a) selling and;

b) leasing the eco-transportation units.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine months ended August 31, 2017:

Revenue and cost of goods sold

For the three month period ended August 31, 2017 the Company generated total revenue of $10,700 from selling or leasing means of ecological urban transportation.

For the nine month period ended August 31, 2017 the Company generated total revenue of $19,700 from selling or leasing means of ecological urban transportation.

Operating expenses

Total operating expenses for the three month period ended August 31, 2017 were $10,669. The operating expenses included purchases of $6,955; bank charges of $34; depreciation expense of $60; audit fees of $2,900 and professional fees of $620.

Total operating expenses for the nine month period ended August 31, 2017 were $20,278. The operating expenses included purchases of $11,755; bank charges of $133; depreciation expense of $120; legal fees of $1,500; audit fees of $5,400 and professional fees of $1,370.

Net Loss

The net income/loss for the three and nine month period ended August 31, 2017 was income $31 and loss $578 respectively.

Liquidity and Capital Resources and Cash Requirements

At August 31, 2017, the Company had cash of $10,215 ($3,053 as of November 30, 2016). Furthermore, the Company had a working capital of $500 ($2,158 as of November 30, 2016).

During the nine month period ended August 31, 2017, the Company used $458 of cash in operating activities due to its net loss and depreciation of $120.

During the nine month period ended August 31, 2017, the Company used $1,200 cash in investing activities.

During the nine month period ended August 31, 2017, the Company generated $8,820 cash in financing activities.

We are attempting to raise funds to proceed with our plan of operations. We will have to utilize funds from Milena Topolac Tomovic, our sole officer and director, who has verbally agreed to loan the Company funds to complete the registration process if offering proceeds are less than registration costs. However, Ms. Topolac Tomovic has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. Ms. Topolac Tomovic’s verbal agreement to provide us loans for registration costs is non-binding and discretionary. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. We will attempt to raise at least the minimum funds necessary to proceed with our plan of operations. In the long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting.

The Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to ensure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the past ten years, none of the following occurred with respect to the President of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the nine months ended August, 2017.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended August, 2017.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on October 16, 2017.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)