Form 10-K
Folkup Development Inc.
filed 2018-03-20
CIK 1684506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2017

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to
Commission File Number: 333-216921

FOLKUP DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0499929	3799
(State or Other Jurisdiction of	IRS Employer Identification	Primary Standard Industrial
Incorporation or Organization)	Number	Classification Code Number

     Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070 Tel. (315) 359-5955 Email: folkupdevelopment@gmail.com

(Address and telephone number of principal executive offices)

None

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes Nox

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

Accelerated filer

Non-accelerated filer

Emerging growth company

Smaller reporting companyx

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	Nox

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:	3,085,000
common shares issued and outstanding as of November 30, 2017.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

We aim to deliver our services as follows, to lease to our customers’ certain items or means of what we refer to as eco-transport. These items are commonly known under the names: a segway, a gyro-scooter or a self-balanced two-wheeled scooter, a self-balanced mono-wheeled scooter and a two-wheeled hoverboard. We expect our services to be demanded by establishments or enterprises or events, for instance, conferences held in large facilities, or touristic agencies and other establishments or organizations that face the problem of covering large distances by employees or visitors of theirs.

Our business address was provided by our registered agent and located at Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070. Our telephone number is (315) 359-5955. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have generated $19,700 in revenue.

Business

We are a company currently undergoing the stage of development. We plan to sell or lease means of ecological urban transportation to companies arranging events, such as exhibitions of any kind or conferences, where these means mentioned above can be used by the spectators to move around the facilities. We also expect medium sized production companies to lease our equipment for their employees to move around the warehouses or around the territory where it doesn't violate safety rules. Construction companies may lease or obtain our equipment to provide with it monitoring committees or authorities arriving with inspection, as well as superintendant workers. We expect that the use of ecological means of transportation may help employees of business entities or customers of event organizations to become more mobile, or to be able to cover larger distances in shorter terms of time. At an event occasion these items of transportation can also be used in additional advertising purposes to attract wider group of customers by being up-to-date or as advertising means, with promotional stickers being placed on them. At the same time, inspecting authorities may be able to complete their task of inspection in less amount of time, thus becoming more effective. We plan to offer our services to airports, where they will be able to lease those units to passengers who are in a rush to their terminals, the ones who want to avoid the fatigue after covering large distances between terminals, or the ones with troubles to walk. We also hope that hospitals may turn to us, as in some cases there are patients with restricted mobility who do not require a wheelchair but still face difficulties to walk. Those who did not suffer brain disorders and maintain their balance might use gyro transportation to move around the hospital territory or facilities. Amusement parks may acquire such means of transportation to lease them to their visitors. We expect our gyro-vehicles to be demanded by the touristic companies that arrange city tours, thus creating an alternative to walking tours and bus tours. To make our interaction with customers more effective we plan to grant every customer a free training course on how to drive the gyro vehicles and maintain them, what issues may happen due to misuse and how to prevent them, as well as fix minor issues. As an additional service we might collect the sold items to be repaired and find the licensed repair shop on behalf of our customers, while providing a substitute unit instead.

Customers

We expect our potential customers to be business entities performing jobs at, or providing services at, or maintaining the services or premises of museums, exhibition centres, trade centres, shopping malls, entertainment centres, amusement parks, local parks, construction sites, hospitals or airports. We also may lease the gyro-transportation units to groups of individuals if they apply for it.

Marketing

We plan to initiate our marketing campaign online, as we intend to purchase a yearly subscription from a web-building platform or we might invest in the website of our own. Soon after the website is complete we will be able to begin the campaign.

Our steps are likely to be as follows:

  organize free exhibitions and workshops for potential customers;
  take part in the exhibitions and workshops that our potential customers may have interest in;
  to pay for the web banners on the websites where our potential customers might see our advertisement.
  to release printed advertisement in magazines.
  to order shooting of promotional videos from advertising agencies.
  to pay for the SEO (search engine optimization), which helps us to take place in the top of search inquiries.
  branding the gyro-vehicles to the needs of customers, by placing stickers or painting the colors to match the brand identity;

During our marketing campaign we plan to highlight the ability to be more mobile and efficient and to demonstrate this we plan to invite guest stars to take part in our promotional videos.

Competition

We believe that narrowing to a very certain groups of customers, by which we mean small or medium business entities, can help us to target them more precisely. Understanding the needs of our customers will help us to avoid storing a huge amount of various transportation models, but only a few varieties. The same types of gyro vehicles can be shipped to museums, exhibition centres and airports, whereas a second different type will meet the needs of construction sites, warehouses and small factories. The third sort of vehicles will suit the needs of open space establishments like parks.

Revenue

We expect to have two main income streams: the money that we are likely to receive after:

a)	selling or
b)	leasing the eco-transportation units.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees.

We are a startup company and currently do not have employees other than, Milena Topolac Tomovic, our sole officer and director. We intend to hire employees on an as needed basis.

Offices

Our business address is at Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070. This address was provided by our registered agent service. We do not pay any rent and there is no agreement to pay any rent in the future. Our telephone number is (315) 359-5955.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of November 30, 2017, no shares of our common stock have traded.

Number of Holders

As of November 30, 2017, the 3,085,000 issued and outstanding shares of common stock were held by a total of 6 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended November 30, 2017 and 2016.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On November 15, 2016 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During October 2017, the Company issued 85,000 shares of common stock for cash proceeds of $2,550 at $0.03 per share.

There were 3,085,000 shares of common stock issued and outstanding as of November 30, 2017.

Purchase of our Equity Securities by Officers and Directors

On November 15, 2016, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Milena Topolac Tomovic, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended November 30, 2017 and November 30, 2016:

Revenue and cost of goods sold

For the year ended November 30, 2017 and November 30, 2016 the Company generated total revenue of $19,700 and $0.

Operating expenses

Total operating expenses for the year ended November 30, 2017 and November 30, 2016 were $20,424 and $842. The operating expenses for the year ended November 30, 2017 included purchases of $11,755; bank charges of $219; depreciation expense of $180; legal fees of $1,500; audit fees of $5,400; professional fees of $1,370. The operating expenses for the year ended November 30, 2016 included bank charges of $29; filling expenses of $18; registration fees of $795.

Net Loss

The net loss for the year ended November 30, 2017 and November 30, 2016 was $724 and $842 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended November 30, 2017, the Company had cash of $12,679 ($3,053 as of November 30, 2016). Furthermore, the Company had a working capital profit of $2,964 (profit of $2,158 as of November 30, 2016). The increase in working capital is attributed to sale of stock.

During the year ended November 30, 2017, the Company used $544 of cash in operating activities due to its net and depreciation of $180.

During the year ended November 30, 2017 the Company used $1,200 of cash in investing activities.

During the year ended November 30, 2017, the Company generated $11,370 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Milena Topolac Tomovic, has concluded a verbal agreement with the FOLKUP DEVELOPMENT INC. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

FOLKUP DEVELOPMENT INC.

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2017 AND NOVEMBER 30, 2016

Table of Contents

		Page
Report of Independent Registered Public Accounting Firm	10
Balance Sheets as of November 30, 2017 and November 30, 2016	11
Statements of Operations for the year ended November 30, 2017 and November 30, 2016	12
Statement of Changes in Stockholders’ Equity as of November 30, 2017 and November 30, 2016	13
Statements of Cash Flows for the year ended November 30, 2017 and November 30, 2016	14
Notes to Financial Statements	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To
The Board of Directors and Shareholders of
Folkup Development Inc
State of Nevada,
USA.

We have audited the balance sheet of Folkup Development Inc. as of November 30, 2017 and 2016 together with the related statements of operations, stockholders' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note II to the financial statements, the Company has suffered recurring losses from operations and it did not have any business transaction in the last quarter of the year end has raised substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note II. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For Bharat Parikh & Associates
Chartered Accountants

/s/C Bharat Parikh
CA Bharat Parikh
(Senior Managing Partner)
Registered with PCAOB
Date :- 03/19/2018
Place:- HQ Vadodara GJ,
India

FOLKUP DEVELOPMENT INC.
Balance sheet
AS OF NOVEMBER 30, 2017
(Audited)

ASSETS	November 30, 2017	November 30, 2016
Current Assets
Cash and cash equivalents	$12,679	3,053
Total Current Assets	$12,679	3,053
Fixed Assets
Equipment, net	$1,020	-
Total Fixed Assets	$1,020	-

Total Assets	$13,699	3,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	9,715	895
Total Current Liabilities	$9,715	895

Total Liabilities	$9,715	895

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares
authorized, 3,085,000 and 3,000,000 shares issued and
outstanding accordingly	3,085	3,000
Additional paid in capital	2,465	-
Accumulated income (deficit)	(1,566)	(842)
Total Stockholder’s Equity	$3,984	2,158

Total Liabilities and Stockholder’s Equity	$13,699	3,053

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.
Statement of operations
AS OF NOVEMBER 30, 2017
(Audited)

	Year ended	Year ended
	November 30, 2017	November 30, 2016
Revenues	19,700	-
Gross Profit	$19,700	-

OPERATING EXPENSES
General and Administrative Expenses	20,424	842
TOTAL OPERATING EXPENSES	(20,424)	(842)

NET INCOME (LOSS) FROM OPERATIONS	(724)	(842)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(724)	(842)

NET LOSS PER SHARE: BASIC AND
DILUTED	$(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	3,008,151	123,288

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.
Statement of changes in stockholder’s equity
NOVEMBER 30, 2017 AND NOVEMBER 30, 2016
(Audited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, July 5, 2016	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per
share for the period ended
November 30, 2016	3,000,000	3,000	-	-	3,000

Net loss for the period ended
November 30, 2016	-	-	-	(842)	(842)

Balance, November 30, 2016	3,000,000	$3,000	$-	$(842)	$2,158
Shares issued	85,000	85	2,465	-	2,550

Net loss for the period ended
November 30, 2017	-	-	-	(724)	(724)

Balance, November 30, 2017	3,085,000	$3,085	$2,465	$(1,566)	$3,984

The accompanying notes are an integral part of these statements.

FOLKUP DEVELOPMENT INC.
Statement of cash flows
AS OF NOVEMBER 30, 2017
(Audited)

Year ended
November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(724)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accumulated Depreciation	180
CASH FLOWS USED IN OPERATING ACTIVITIES	(544)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,200)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	8,820
Capital Stock	2,550
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,370

NET INCREASE IN CASH	9,626

Cash, beginning of period	3,053

Cash, end of period	$12,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.
Notes to the audited financial statements
NOVEMBER 30, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had $19,700 revenues for the year ended November 30, 2017. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $12,679 of cash as of November 30, 2017.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of November 30, 2017.

FOLKUP DEVELOPMENT INC.
Notes to the audited financial statements
NOVEMBER 30, 2017

Customer Deposits

A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. As of November 30, 2017 the Company had $0 in customer deposits.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: Level 2: Level 3:

defined as observable inputs such as quoted prices in active markets; defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of November 30, 2017 were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the year ended November 30, 2017 the Company has generated $19,700 revenue.

FOLKUP DEVELOPMENT INC.
Notes to the audited financial statements
NOVEMBER 30, 2017

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

Note 4 – FIXED ASSETS

As of November 30, 2017 the Company purchased 2 monowheels for $1,200.

Note 5 – LOAN FROM DIRECTOR

As of November 30, 2017, our sole director has loaned to the Company $9,715. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $9,715 as of November 30, 2017.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On November 15, 2016 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During October 2017, the Company issued 85,000 shares of common stock for cash proceeds of $2,550 at $0.03 per share.

There were 3,085,000 shares of common stock issued and outstanding as of November 30, 2017.

Note 7 – COMMITMENTS AND CONTINGENCIES

Milena Topolac Tomovic, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is Mileve Maric Ajnstajn 72, 11070 Novi Beograd, Republic of Serbia.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of November 30, 2017 the Company had net operating loss carry forwards of approximately $1,566 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at November 30, 2017 was approximately $532. The net change in valuation allowance during the nine months ended November 30, 2017 was $246. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2017. All tax years since inception remains open for examination by taxing authorities.

FOLKUP DEVELOPMENT INC.
Notes to the audited financial statements
	NOVEMBER 30, 2017

The provision for Federal income tax consists of the following:

	As of	November 30, 2017	As of November 30, 2016
Non-current deferred tax assets:
Net operating loss carry forward		$(532)	(286)
Valuation allowance		$532	286
Net deferred tax assets		$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the nine months ended November 30, 2017 as follows:

	Year ended
	November 30, 2017	As of November 30, 2016

Computed “expected” tax expense (benefit)	$(246)	(286)
Change in valuation allowance	$246	286
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.
2.	We did not maintain appropriate cash controls – As of November 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.
3.	We did not implement appropriate information technology controls – As at November 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive	Age	Position
Officer and/or Director
President, Treasurer, Secretary and
Milena Topolac Tomovic		Director
Mileve Maric Ajnstajn 72, Novi Beograd, Republic		(Principal Executive, Financial and
of Serbia 11070	60	Accounting Officer)

Milena Topolac Tomovic has acted as our President, Treasurer, Secretary and sole Director since we incorporated on July 5, 2016. Ms. Topolac Tomovic owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Topolac Tomovic was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Our sole officer and director, Ms. Tomovic, has more than 20 years of business management experience. She graduated from University of Belgrade in 1980. Since 1980 untill 1995 she worked in “BelStroy Industry” construction company. She started her career in “BelStroy Industry” as a specialist at project management department and finished as a head of department. Since 1995 till 2005, Ms. Tomovic was a sole proprietor of construction company in Belgrade. Since 2005 till 2016, she was a business owner of “Tom Gradevinske Mashine”. The company operated in the business of small-sized construction vehicle sales and leasing. We believe that Ms. Topolac Tomovic’s specific experience, qualifications and skills will enable to develop our business.

During the past ten years, Ms. Topolac Tomovic has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Ms. Topolac Tomovic was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.	An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Topolac Tomovic’s involvement in any type of business, securities or banking activities.
4.	Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
5.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
6.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
	i.	Any Federal or State securities or commodities law or regulation; or
	ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our Director is appointed to hold office until the next annual meeting of our stockholders or until her respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of one member, Milena Topolac Tomovic, who does not qualify as an independent director. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors has no committees. We do not have a standing nominating, compensation or audit committee.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of November 30, 2017:

Summary Compensation Table

Name and	Period			Salary		Bonus		Stock		Option		Non-Equity		All Other		All Other		Total
Principal				($)		($)		Awards		Awards		Incentive Plan		Compens		Compens		($)
Position								($)		($)		Compensation		ation		ation
												($)		($)		($)

Milena	July 5,
Topolac	2016	to	-0-		-0-		-0-		-0-		-0-		-0-		-0-		-0-
Tomovic,	November
President,	30, 2017
Secretary
and
Treasurer

There are no current employment agreements between the Company and its Officer.

Ms. Topolac Tomovic currently devotes approximately twenty hours per week to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of November 30, 2017:

		Fees						Non-Equity		Nonqualified
				Stock		Option						All Other
		Earned						Incentive Plan		Deferred				Total
Name				Awards		Awards						Compensation
		or Paid						Compensation		Compensation				($)
				($)		($)						($)
		in Cash ($)						($)		Earnings

Milena

Topolac	-0-		-0-		-0-		-0-		-0-		-0-		-0-

Tomovic

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 30, 2017 by: each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, our director, and or our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of	Amount and Nature of	Percent of
	Beneficial Owner	Beneficial Ownership	class
Common Stock	Milena Topolac Tomovic	3,000,000 shares of common stock	97%
	Mileve Maric Ajnstajn 72, Novi	(direct)
Beograd, Republic of Serbia 11070

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: voting power, which includes the power to vote, or to direct the voting of shares; and investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of November 30, 2017, there were 3,085,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

Milena Topolac Tomovic will not be paid for any underwriting services that she performs on our behalf with respect to this offering.

Other than Ms. Topolac Tomovic’ purchase of founders shares from the Company as stated below, there is nothing of value (including money, property, contracts, options or rights of any kind), received or to be received, by Ms. Topolac Tomovic, directly or indirectly, from the Company.

On November 15, 2016, we issued a total of 3,000,000 shares of restricted common stock to Milena Topolac Tomovic, our sole officer and director in consideration of $3,000. Further, Ms. Topolac Tomovic has advanced funds to us. As of November 30, 2017, Ms. Topolac Tomovic has advanced to us $9,715. Ms. Topolac Tomovic will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Topolac Tomovic. Ms. Topolac Tomovic will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate sufficient revenues from our operations. The obligation to Ms. Topolac Tomovic does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Topolac Tomovic or the repayment of the funds to Ms. Topolac Tomovic. The entire transaction was oral. We have a verbal agreement with Ms. Topolac Tomovic that, if necessary, she will loan the Company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30, 2017, we incurred approximately $5,400 in fees to our principal independent accountants for professional services rendered in connection with the audit of our November 30, 2016 financial statements and for the reviews of our financial statements for the quarters ended February 28, 2017, May 31, 2017, and August 31, 2017.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on March 20, 2018.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)