Form 10-Q
period 2018-02-28
Folkup Development Inc.
filed 2018-04-18
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2018

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

Yes [  ] No [X]

As of February 28, 2018 there were 3,560,000 shares outstanding of the registrant’s common stock.

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

FOLKUP DEVELOPMENT INC.

Balance sheet

AS OF FEBRUARY 28, 2018

(Unaudited)

ASSETS	February 28, 2018	November 30, 2017
Current Assets
Cash and cash equivalents	$26,513	12,679
Total Current Assets	$26,513	12,679
Fixed Assets
Equipment, net	$960	1,020
Total Fixed Assets	$960	1,020

Total Assets	$27,473	13,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	14,265	9,715
Total Current Liabilities	$14,265	9,715

Total Liabilities	$14,265	9,715

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,560,000 and 3,085,000 shares issued and outstanding accordingly	3,560	3,085
Additional paid in capital	16,240	2,465
Accumulated income (deficit)	(6,592)	(1,566)
Total Stockholder’s Equity	$13,208	3,984

Total Liabilities and Stockholder’s Equity	$27,473	13,699

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of operations

THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

(Unaudited)

	Three months ended February 28, 2018	Three months ended February 28, 2017
Revenues	-	-
Gross Profit	$-	-

OPERATING EXPENSES
General and Administrative Expenses	5,026	2,542
TOTAL OPERATING EXPENSES	(5,026)	(2,542)

NET INCOME (LOSS) FROM OPERATIONS	(5,026)	(2,542)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(5,026)	(2,542)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,345,611	3,000,000

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of cash flows

THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

(Unaudited)

	Three months ended February 28, 2018	Three months ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,026)	$(2,542)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Customer Deposits	-	1,500
Accumulated Depreciation	60	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,966)	(1,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	4,550	3,700
Proceeds from sale of common stock	14,250	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	18,800	3,700

NET INCREASE IN CASH	13,834	1,458

Cash, beginning of period	12,679	3,053

Cash, end of period	$26,513	$4,511

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 28, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues for the three months ended February 28, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $26,513 of cash as of February 28, 2018.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of February 28, 2018.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 28, 2018

Customer Deposits

A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. As of February 28, 2018 the Company had $0 in customer deposits.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 28, 2018 were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the three months ended February 28, 2018 the Company has generated no revenue.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 28, 2018

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

Note 4 – FIXED ASSETS

As of February 28, 2018 the Company purchased 2 monowheels for $1,200.

Note 5 – LOAN FROM DIRECTOR

As of February 28, 2018, our sole director has loaned to the Company $14,265. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $14,265 as of February 28, 2018.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On November 15, 2016 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

During October 2017, the Company issued 85,000 shares of common stock for cash proceeds of $2,550 at $0.03 per share.

During December 2017, the Company issued 240,000 shares of common stock for cash proceeds of $7,200 at $0.03 per share.

During January 2018, the Company issued 60,000 shares of common stock for cash proceeds of $1800 at $0.03 per share.

During February 2018, the Company issued 175,000 shares of common stock for cash proceeds of $5,250 at $0.03 per share.

There were 3,560,000 shares of common stock issued and outstanding as of February 28, 2018.

Note 7 – COMMITMENTS AND CONTINGENCIES

Milena Topolac Tomovic, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is Mileve Maric Ajnstajn 72, 11070 Novi Beograd, Republic of Serbia.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of February 28, 2018 the Company had net operating loss carry forwards of approximately $6,592 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 28, 2018

The valuation allowance at February 28, 2018 was approximately $1,384. The net change in valuation allowance during the three months ended February 28, 2018 was $1,055. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2018.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of February 28, 2018	As of November 30, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(1,384)	(532)
Valuation allowance	$1,384	532
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended February 28, 2018 as follows:

	Three months ended February 28, 2018	Three months ended February 28, 2017
Computed “expected” tax expense (benefit)	$(1,055)	(864)
Change in valuation allowance	$1,055	864
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our business address was provided by our registered agent and located at Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070. Our telephone number is (315) 359-5955. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

Business

We are a company currently undergoing the stage of development. We plan to sell or lease means of ecological urban transportation to companies arranging events, such as exhibitions of any kind or conferences, where these means mentioned above can be used by the spectators to move around the facilities. We also expect medium sized production companies to lease our equipment for their employees to move around the warehouses or around the territory where it doesn't violate safety rules. Construction companies may lease or obtain our equipment to provide with it monitoring committees or authorities arriving with inspection, as well as superintendant workers. We expect that the use of ecological means of transportation may help employees of business entities or customers of event organizations to become more mobile, or to be able to cover larger distances in shorter terms of time. At an event occasion these items of transportation can also be used in additional advertising purposes to attract wider group of customers by being up-to-date or as advertising means, with promotional stickers being placed on them. At the same time, inspecting authorities may be able to complete their task of inspection in less amount of time, thus becoming more effective. We plan to offer our services to airports, where they will be able to lease those units to passengers who are in a rush to their terminals, the ones who want to avoid the fatigue after covering large distances between terminals, or the ones with troubles to walk. We also hope that hospitals may turn to us, as in some cases there are patients with restricted mobility who do not require a wheelchair but still face difficulties to walk. Those who did not suffer brain disorders and maintain their balance might use gyro transportation to move around the hospital territory or facilities. Amusement parks may acquire such means of transportation to lease them to their visitors. We expect our guro vehicles to be demanded by the touristic companies that arrange city tours, thus creating an alternative to walking tours and bus tours. To make our interaction with customers more effective we plan to grant every customer a free training course on how to drive the gyro vehicles and maintain them, what issues may happen due to misuse and how to prevent them, as well as fix minor issues. As an additional service we might collect the sold items to be repaired and find the licensed repair shop on behalf of our customers, while providing a substitute unit instead.

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

Our steps are likely to be as follows:

- organize free exhibitions and workshops for potential customers;

- take part in the exhibitions and workshops that our potential customers may have interest in;

- to pay for the web banners on the websites where our potential customers might see our advertisement.

- to release printed advertisement in magazines.

- to order shooting of promotional videos from advertising agencies.

- to pay for the SEO (search engine optimization), which helps us to take place in the top of search inquiries.

- branding the gyro-vehicles to the needs of customers, by placing stickers or painting the colors to match the brand identity.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended February 28, 2018 and 2017:

Revenue and cost of goods sold

For the three month period ended February 28, 2018 the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the three month period ended February 28, 2017 the Company generated no revenue from selling or leasing means of ecological urban transportation.

Operating expenses

Total operating expenses for the three month period ended February 28, 2018 were $5,026. The operating expenses included bank charges of $416; depreciation expense of $60; audit fees of $4,550.

Total operating expenses for the three month period ended February 28, 2017 were $2,542. The operating expenses included bank charges of $42; audit fees of $2,500.

Net Loss

The net loss for the three months period ended February 28, 2018 and 2017 was $5,026 and loss $2,542 respectively.

Liquidity and Capital Resources and Cash Requirements

At February 28, 2018, the Company had cash of $26,513 ($12,679 as of November 30, 2017). Furthermore, the Company had a working capital of $12,248 ($2,964 as of November 30, 2017).

During the three month period ended February 28, 2018, the Company used $4,966 of cash in operating activities due to its net loss and depreciation of $60.

During the three month period ended February 28, 2018, the Company used no cash in investing activities.

During the three month period ended February 28, 2018, the Company generated $18,800 cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the three months ended February 28, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended February 28, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on April 18, 2018.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)