Form 10-Q
period 2018-05-31
Folkup Development Inc.
filed 2018-07-13
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2018

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 31, 2018 there were 3,800,000 shares outstanding of the registrant’s common stock.

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

FOLKUP DEVELOPMENT INC.

Balance sheet

AS OF MAY 31, 2018

(Unaudited)

ASSETS	May 31, 2018	November 30, 2017
Current Assets
Cash and cash equivalents	$33,470	12,679
Total Current Assets	$33,470	12,679
Fixed Assets
Equipment, net	$900	1,020
Total Fixed Assets	$900	1,020

Total Assets	$34,370	13,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	15,865	9,715
Total Current Liabilities	$15,865	9,715

Total Liabilities	$15,865	9,715

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,800,000 and 3,085,000 shares issued and outstanding accordingly	3,800	3,085
Additional paid in capital	23,200	2,465
Accumulated income (deficit)	(8,495)	(1,566)
Total Stockholder’s Equity	$18,505	3,984

Total Liabilities and Stockholder’s Equity	$34,370	13,699

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of operations

THREE AND SIX MONTHS ENDED MAY 31, 2018 AND 2017

(Unaudited)

	Three months ended May 31, 2018	Three months ended May 31, 2017	Six months ended May 31, 2018	Six months ended May 31, 2017
Revenues	-	9,000	-	9,000
Gross Profit	$-	9,000	-	9,000

OPERATING EXPENSES
General and Administrative Expenses	1,903	7,067	6,929	9,609
TOTAL OPERATING EXPENSES	(1,903)	(7,067)	(6,929)	(9,609)

NET INCOME (LOSS) FROM OPERATIONS	(1,903)	1,933	(6,929)	(609)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,903)	1,933	(6,929)	(609)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	0.00	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,676,087	3,000,000	3,512,665	3,000,000

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of cash flows

SIX MONTHS ENDED MAY 31, 2018 AND 2017

(Unaudited)

	Six months ended May 31, 2018	Six months ended May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,929)	$ (609)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accumulated Depreciation	120	60
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,809)	(549)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	6,150	5,200
Proceeds from sale of common stock	21,450	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,600	5,200

NET INCREASE IN CASH	20,791	3,451

Cash, beginning of period	12,679	3,053

Cash, end of period	$ 33,470	$ 6,504

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

MAY 31, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues for the six months ended May 31, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $33,470 of cash as of May 31, 2018.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of May 31, 2018.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

MAY 31, 2018

Customer Deposits

A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. As of May 31, 2018 the Company had $0 in customer deposits.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of May 31, 2018 were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the six months ended May 31, 2018 the Company has generated no revenue.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

MAY 31, 2018

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

Note 4 – FIXED ASSETS

As of May 31, 2018 the Company purchased 2 monowheels for $1,200.

Note 5 – LOAN FROM DIRECTOR

As of May 31, 2018, our sole director has loaned to the Company $15,865. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $15,865 as of May 31, 2018.

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

During April 2018, the Company issued 240,000 shares of common stock for cash proceeds of $7,200 at $0.03 per share.

There were 3,800,000 shares of common stock issued and outstanding as of May 31, 2018.

Note 7 – COMMITMENTS AND CONTINGENCIES

Milena Topolac Tomovic, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is Mileve Maric Ajnstajn 72, 11070 Novi Beograd, Republic of Serbia.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of May 31, 2018 the Company had net operating loss carry forwards of approximately $8,495 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

MAY 31, 2018

The valuation allowance at May 31, 2018 was approximately $1,784. The net change in valuation allowance during the six months ended May 31, 2018 was $1,455. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2018.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of May 31, 2018	As of November 30, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(1,784)	(532)
Valuation allowance	$1,784	532
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended May 31, 2018 as follows:

	Six months ended May 31, 2018	Six months ended May 31, 2017
Computed “expected” tax expense (benefit)	$(1,455)	(207)
Change in valuation allowance	$1,455	207
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the six months ended May 31, 2018 and 2017:

Revenue and cost of goods sold

For the six month period ended May 31, 2018 the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the six month period ended May 31, 2017 the Company generated $9,000 revenue from selling or leasing means of ecological urban transportation.

Operating expenses

Total operating expenses for the six month period ended May 31, 2018 were $6,929. The operating expenses included bank charges of $559; depreciation expense of $120; audit fees of $5,550; professional fees of $700.

Total operating expenses for the six month period ended May 31, 2018 were $9,609. The operating expenses included purchases of  $4,800; bank charges of $99; depreciation expense of $60; legal expense of $1,500; audit fees of $2,500; professional fees of $650.

Net Loss

The net loss for the six months period ended May 31, 2018 and 2017 was $6,929 and loss $609 respectively.

Liquidity and Capital Resources and Cash Requirements

At May 31, 2018, the Company had cash of $33,470 ($12,679 as of November 30, 2017). Furthermore, the Company had a working capital of $17,605 ($2,964 as of November 30, 2017).

During the six month period ended May 31, 2018, the Company used $6,809 of cash in operating activities due to its net loss and depreciation of $120.

During the six month period ended May 31, 2018, the Company used no cash in investing activities.

During the six month period ended May 31, 2018, the Company generated $27,600 cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the six months ended May 31, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the six months ended May 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on July 13, 2018.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)