Form 10-Q
period 2018-08-31
Folkup Development Inc.
filed 2018-10-15
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2018

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 31, 2018 there were 3,800,000 shares outstanding of the registrant’s common stock.

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

FOLKUP DEVELOPMENT INC.

Balance sheet

AS OF AUGUST 31, 2018

(Unaudited)

ASSETS	August 31, 2018	November 30, 2017
Current Assets
Cash and cash equivalents	$31,420	12,679
Total Current Assets	$31,420	12,679
Fixed Assets
Equipment, net	$840	1,020
Total Fixed Assets	$840	1,020

Total Assets	$32,260	13,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	16,760	9,715
Total Current Liabilities	$16,760	9,715

Total Liabilities	$16,760	9,715

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,800,000 and 3,085,000 shares issued and outstanding accordingly	3,800	3,085
Additional paid in capital	23,200	2,465
Accumulated income (deficit)	(11,500)	(1,566)
Total Stockholder’s Equity	$15,500	3,984

Total Liabilities and Stockholder’s Equity	$32,260	13,699

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of operations

THREE AND NINE MONTHS ENDED AUGUST 31, 2018 AND 2017

(Unaudited)

	Three months ended August 31, 2018	Three months ended August 31, 2017	Nine months ended August 31, 2018	Nine months ended August 31, 2017
Revenues	-	10,700	-	19,700
Gross Profit	$-	10,700	-	19,700

OPERATING EXPENSES
General and Administrative Expenses	3,005	10,669	9,934	20,278
TOTAL OPERATING EXPENSES	(3,005)	(10,669)	(9,934)	(20,278)

NET INCOME (LOSS) FROM OPERATIONS	(3,005)	31	(9,934)	(578)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(3,005)	31	(9,934)	(578)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	0.00	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,800,000	3,000,000	3,609,142	3,000,000

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of cash flows

NINE MONTHS ENDED AUGUST 31, 2018 AND 2017

(Unaudited)

	Nine months ended August 31, 2018	Nine months ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,934)	$(578)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accumulated Depreciation	180	120
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,754)	(458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	7,045	8,820
Proceeds from sale of common stock	21,450	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	28,495	8,820

NET INCREASE IN CASH	18,741	7,162

Cash, beginning of period	12,679	3,053

Cash, end of period	$31,420	$10,215

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues for the nine months ended August 31, 2018.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $31,420 of cash as of August 31, 2018.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of August 31, 2018.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2018

Customer Deposits

A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. As of August 31, 2018 the Company had $0 in customer deposits.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2018 were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. For the nine months ended August 31, 2018 the Company has generated no revenue.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2018

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

As of August 31, 2018 the Company purchased 2 monowheels for $1,200.

Note 5 – LOAN FROM DIRECTOR

As of August 31, 2018, our sole director has loaned to the Company $16,760. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $16,760 as of August 31, 2018.

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

There were 3,800,000 shares of common stock issued and outstanding as of August 31, 2018.

Note 7 – COMMITMENTS AND CONTINGENCIES

Milena Topolac Tomovic, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is Mileve Maric Ajnstajn 72, 11070 Novi Beograd, Republic of Serbia.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of August 31, 2018 the Company had net operating loss carry forwards of approximately $11,500 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance at August 31, 2018 was approximately $2,415. The net change in valuation allowance during the nine months ended August 31, 2018 was $2,086. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2018

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2018. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of August 31, 2018	As of November 30, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(2,415)	(532)
Valuation allowance	$2,415	532
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months

	Nine months ended August 31, 2018	Nine months ended August 31, 2017
Computed “expected” tax expense (benefit)	$(2,086)	(197)
Change in valuation allowance	$2,086	197
Actual tax expense (benefit)	$-	-

ended August 31, 2018 as follows:

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the six months ended August 31, 2018 and 2017:

Revenue and cost of goods sold

For the nine month period ended August 31, 2018 the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the nine month period ended August 31, 2017 the Company generated $19,700 revenue from selling or leasing means of ecological urban transportation.

Operating expenses

Total operating expenses for the nine month period ended August 31, 2018 were $9,934. The operating expenses included bank charges of $559; depreciation expense of $180; legal fees of $950; audit fees of $6,650; professional fees of $1,595.

Total operating expenses for the nine month period ended August 31, 2017 were $20,278. The operating expenses included purchases of $11,755; bank charges of $133; depreciation expense of $120; legal fees of $1,500; audit fees of $5,400 and professional fees of $1,370.

Net Loss

The net loss for the nine months period ended August 31, 2018 and 2017 was $9,934 and loss $578 respectively.

Liquidity and Capital Resources and Cash Requirements

At August 31, 2018, the Company had cash of $31,420 ($12,679 as of November 30, 2017). Furthermore, the Company had a working capital of $14,660 ($2,964 as of November 30, 2017).

During the nine month period ended August 31, 2018, the Company used $9,754 of cash in operating activities due to its net loss and depreciation of $180.

During the nine month period ended August 31, 2018, the Company used no cash in investing activities.

During the nine month period ended August 31, 2018, the Company generated $28,495 cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the nine months ended August 31, 2018.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended August 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia,  on October 15, 2018.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)