Form 10-K
period 2018-11-30
Folkup Development Inc.
filed 2019-02-05
CIK 1684506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,800,000 common shares issued and outstanding as of November 30, 2018.

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

DESCRIPTION OF BUSINESS

We aim to deliver our products and services as follows, to lease and sell to our customers’ certain items or means of what we refer to as eco-transport. These items are commonly known under the names: a segway, a gyro-scooter or a self-balanced two-wheeled scooter, a self-balanced mono-wheeled scooter and a two-wheeled hoverboard. We expect our products and services to be demanded by establishments or enterprises or events, for instance, conferences held in large facilities, or touristic agencies and other establishments or organizations that face the problem of covering large distances by employees or visitors of theirs.

Our business address was provided by our registered agent and located at Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070. Our telephone number is (315) 359-5955. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have generated $6,279 in revenue as for the year ended November 30, 2018. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

Business

We are a company currently undergoing the stage of development. We plan to sell or lease means of ecological urban transportation to companies arranging events, such as exhibitions of any kind or conferences, where these means mentioned above can be used by the spectators to move around the facilities. We also expect medium sized production companies to lease our equipment for their employees to move around the warehouses or around the territory where it doesn't violate safety rules. Construction companies may lease or obtain our equipment to provide with it monitoring committees or authorities arriving with inspection, as well as superintendant workers. We expect that the use of ecological means of transportation may help employees of business entities or customers of event organizations to become more mobile, or to be able to cover larger distances in shorter terms of time. At an event occasion these items of transportation can also be used in additional advertising purposes to attract wider group of customers by being up-to-date or as advertising means, with promotional stickers being placed on them. At the same time, inspecting authorities may be able to complete their task of inspection in less amount of time, thus becoming more effective. We plan to offer our services to airports, where they will be able to lease those units to passengers who are in a rush to their terminals, the ones who want to avoid the fatigue after covering large distances between terminals, or the ones with troubles to walk. We also hope that hospitals may turn to us, as in some cases there are patients with restricted mobility who do not require a wheelchair but still face difficulties to walk. Those who did not suffer brain disorders and maintain their balance might use gyro transportation to move around the hospital territory or facilities. Amusement parks may acquire such means of transportation to lease them to their visitors. We expect our gyro vehicles to be demanded by the touristic companies that arrange city tours, thus creating an alternative to walking tours and bus tours. To make our interaction with customers more effective we plan to grant every customer a free training course on how to drive the gyro vehicles and maintain them, what issues may happen due to misuse and how to prevent them, as well as fix minor issues. As an additional service we might collect the sold items to be repaired and find the licensed repair shop on behalf of our customers, while providing a substitute unit instead.

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

Offices

Our business address is at Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070. This address was provided by our registered agent service. We do not pay any lease and there is no agreement to pay any lease in the future. Our telephone number is (315) 359-5955.

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A.  Risk Factor

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

As of November 30, 2018, no shares of our common stock have traded.

Number of Holders

As of November 30, 2018, the 3,800,000 issued and outstanding shares of common stock were held by a total of 41 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended November 30, 2018 and 2017.

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

There were 3,800,000 shares of common stock issued and outstanding as of November 30, 2018.

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

Results of Operations for the year ended November 30, 2018 and November 30, 2017:

Revenue and cost of goods sold

For the year ended November 30, 2018 and November 30, 2017 the Company generated total revenue of $6,279 and $19,700.

Operating expenses

Total operating expenses for the year ended November 30, 2018 and November 30, 2017 were $17,485 and $20,424. The operating expenses for the year ended November 30, 2018 included purchases of $4,395; bank charges of $559; depreciation expense of $240; legal fees of $2,150; audit fees of $7,750; professional fees of $2,391. The operating expenses for the year ended November 30, 2017 included purchases of $11,755; bank charges of $219; depreciation expense of $180; legal fees of $1,500; audit fees of $5,400; professional fees of $1,370.

Net Loss

The net loss for the year ended November 30, 2018 and November 30, 2017 was $11,206 and $724 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended November 30, 2018, the Company had cash of $33,388 ($12,679 as of November 30, 2017). Furthermore, the Company had a working capital profit of $13,448 (profit of $2,964 as of November 30, 2017). The increase in working capital is attributed to sale of stock.

During the year ended November 30, 2018, the Company used $8,986 of cash in operating activities due to its net loss, increase in accounts receivable of $2,415, increase in accounts payable of $4,395 and depreciation of $240.

During the year ended November 30, 2018 the Company used no cash in investing activities.

During the year ended November 30, 2018, the Company generated $29,695 of cash in financing activities.

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

Item 8. Financial Statements and Supplementary Data

FOLKUP DEVELOPMENT INC.

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2018 AND NOVEMBER 30, 2017

Report of Independent Registered Public Accounting Firm

To,

The Board of Directors and Shareholders,

Folkup Development Inc.

72 Mileve Maric Ajnstajn

Novi Beograd-11070

Serbia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Folkup Development Inc. (“the Company”) as of November 30, 2018 and as of November 30, 2017 together with the related statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a negative working capital, and has not yet received significant revenue from sales to cover its operating costs, and has incurred significant losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern in a reasonable period of time. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

For Bharat Parikh & Associates

Chartered Accountants

/s/Bharat Parikh

CA Bharat Parikh

(Senior Managing Partner)

We have served as the Company’s auditor since 2016

Place: - HQ, Vadodara, GJ, India

Date: - 02/02/2019

FOLKUP DEVELOPMENT INC.

Balance sheet

AS OF NOVEMBER 30, 2018

(Audited)

ASSETS	November 30, 2018	November 30, 2017
Current Assets
Cash and cash equivalents	$33,388	12,679
Accounts Receivable	2,415	-
Total Current Assets	$35,803	12,679
Fixed Assets
Equipment, net	$780	1,020
Total Fixed Assets	$780	1,020

Total Assets	$36,583	13,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	4,395	-
Related Party Loans	17,960	9,715
Total Current Liabilities	$22,355	9,715

Total Liabilities	$22,355	9,715

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,800,000 and 3,085,000 shares issued and outstanding accordingly	3,800	3,085
Additional paid in capital	23,200	2,465
Accumulated deficit	(12,772)	(1,566)
Total Stockholder’s Equity	$14,228	3,984

Total Liabilities and Stockholder’s Equity	$36,583	13,699

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of operations

AS OF NOVEMBER 30, 2018

(Audited)

	Year ended November 30, 2018	Year ended November 30, 2017
Revenues	6,279	19,700
Gross Profit	$6,279	19,700

OPERATING EXPENSES
General and Administrative Expenses	17,485	20,424
TOTAL OPERATING EXPENSES	(17,485)	(20,424)

NET INCOME (LOSS) FROM OPERATIONS	(11,206)	(724)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(11,206)	(724)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,656,726	3,008,151

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of changes in stockholder’s equity

AS OF NOVEMBER 30, 2018

(Audited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, November 30, 2016	3,000,000	$ 3,000	$ -	$ (842)	$ 2,158
Shares issued	85,000	85	2,465	-	2,550

Net loss for the period ended November 30, 2017	-	-	-	(724)	(724)

Balance, November 30, 2017	3,085,000	$ 3,085	$ 2,465	$ (1,566)	$ 3,984
Shares issued	715,000	715	20,735	-	21,450

Net loss for the period ended November 30, 2018	-	-	-	(11,206)	(11,206)

Balance, November 30, 2018	3,800,000	$ 3,800	$ 23,200	$ (12,772)	$ 14,228

The accompanying notes are an integral part of these statements.

FOLKUP DEVELOPMENT INC.

Statement of cash flows

AS OF NOVEMBER 30, 2018

(Audited)

	Year ended November 30, 2018	Year ended November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (11,206)	$ (724)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts Receivable	(2,415)	-
Accounts Payable	4,395	-
Accumulated Depreciation	240	180
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,986)	(544)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	8,245	8,820
Capital Stock	21,450	2,550
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	29,695	11,370

NET INCREASE IN CASH	20,709	9,626

Cash, beginning of period	12,679	3,053

Cash, end of period	$ 33,388	$ 12,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Notes to the audited financial statements

NOVEMBER 30, 2018

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

FOLKUP DEVELOPMENT INC. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on July 5, 2016. We aim to deliver our services as follows, to lease and sell to our customers certain items or means of what we refer to as eco-transport. These items are commonly known under the names: a segway, a gyro-scooter or a self-balanced two-wheeled scooter, a self-balanced mono-wheeled scooter and a two-wheeled hoverboard. We expect our services to be demanded by establishments or enterprises or events, for instance, conferences held in large facilities. The business location is in Beograd, Republic of Serbia.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated $6,279 in revenues for the year ended November 30, 2018. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $33,388 of cash as of November 30, 2018 and $12,679 as of November 30, 2017.

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

Customer Deposits

A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. As of November 30, 2018 the Company had $0 in customer deposits and $0 as of November 30, 2017.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

NOVEMBER 30, 2018

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $4,395 in accounts payable as of November 30, 2018 and $0 as of November 30, 2017.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2018 and November 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. For the year ended November 30, 2018 the Company has generated $6,279 revenue.

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

Note 4 – FIXED ASSETS

As of November 30, 2018 the Company purchased 2 monowheels for $1,200.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

NOVEMBER 30, 2018

Note 5 – LOAN FROM DIRECTOR

As of November 30, 2018, our sole director has loaned to the Company $17,960. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $17,960 as of November 30, 2018.

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

There were 3,800,000 shares of common stock issued and outstanding as of November 30, 2018.

Note 7 – COMMITMENTS AND CONTINGENCIES

Milena Topolac Tomovic, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is Mileve Maric Ajnstajn 72, 11070 Novi Beograd, Republic of Serbia.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of November 30, 2018 the Company had net operating loss carry forwards of approximately $12,772 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance at November 30, 2018 was approximately $2,682. The net change in valuation allowance during the year ended November 30, 2018 was $2,353. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2018. All tax years since inception remains open for examination by taxing authorities.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

NOVEMBER 30, 2018

The provision for Federal income tax consists of the following:

	As of November 30, 2018	As of November 30, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(2,682)	(532)
Valuation allowance	$2,682	532
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended November 30, 2018 as follows:

	Year ended November 30, 2018	Year ended November 30, 2017
Computed “expected” tax expense (benefit)	$(2,353)	(246)
Change in valuation allowance	$2,353	246
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of November 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at November 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Milena Topolac Tomovic Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070	61	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Milena Topolac Tomovic has acted as our President, Treasurer, Secretary and sole Director since we incorporated on July 5, 2016. Ms. Topolac Tomovic owns 79% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Topolac Tomovic was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Our sole officer and director, Ms. Tomovic, has more than 20 years of business management experience. She graduated from University of Belgrade in 1980. Since 1980 untill 1995 she worked in “BelStroy Industry” construction company. She started her career in “BelStroy Industry” as a specialist at project management department and finished as a head of department. Since 1995 till 2005, Ms. Tomovic was a sole proprietor of construction company in Belgrade. Since 2005 till 2016, she was a business owner of “Tom Gradevinske Mashine”. The company operated in the business of small-sized construction vehicle sales and leasing. We believe that Ms. Topolac Tomovic’s specific experience, qualifications and skills will enable to develop our business.

During the past ten years, Ms. Topolac Tomovic has not been the subject to any of the following events:

1.Any bankruptcy petition filed by or against any business of which Ms. Topolac Tomovic was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Topolac Tomovic’s involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of November 30, 2018 and November 30, 2017:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Milena Topolac Tomovic, President, Secretary and Treasurer	November 30, 2017- November 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Director Compensation

The following table sets forth director compensation as of November 30, 2018 and November 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Milena Topolac Tomovic	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 30, 2018 by: each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, our director, and or our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Milena Topolac Tomovic Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070	3,000,000 shares of common stock (direct)	79%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: voting power, which includes the power to vote, or to direct the voting of shares; and investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of November 30, 2018, there were 3,800,000 shares of our common stock issued and outstanding.

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

On November 15, 2016, we issued a total of 3,000,000 shares of restricted common stock to Milena Topolac Tomovic, our sole officer and director in consideration of $3,000. Further, Ms. Topolac Tomovic has advanced funds to us. As of November 30, 2018, Ms. Topolac Tomovic has advanced to us $17,960. Ms. Topolac Tomovic will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Topolac Tomovic. Ms. Topolac Tomovic will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate sufficient revenues from our operations. The obligation to Ms. Topolac Tomovic does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Topolac Tomovic or the repayment of the funds to Ms. Topolac Tomovic. The entire transaction was oral. We have a verbal agreement with Ms. Topolac Tomovic that, if necessary, she will loan the Company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30, 2018, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our November 30, 2017 financial statements and for the reviews of our financial statements for the quarters ended February 28, 2018, May 31, 2018, and August 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on February 5, 2019.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)