Form 10-Q
period 2019-02-28
Folkup Development Inc.
filed 2019-03-25
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2019

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

Yes [  ] No [X]

As of February 28, 2019 there were 3,800,000 shares outstanding of the registrant’s common stock.

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

FOLKUP DEVELOPMENT INC.

Balance sheet

AS OF FEBRUARY 28, 2019

(Unaudited)

ASSETS	February 28, 2019	November 30, 2018
Current Assets
Cash and cash equivalents	$35,506	33,388
Accounts Receivable	-	2,415
Total Current Assets	$35,506	35,803
Fixed Assets
Equipment, net	$720	780
Total Fixed Assets	$720	780

Total Assets	$36,226	36,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	4,395	4,395
Related Party Loans	17,960	17,960
Total Current Liabilities	$22,355	22,355

Total Liabilities	$22,355	22,355

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,800,000 and 3,800,000 shares issued and outstanding accordingly	3,800	3,800
Additional paid in capital	23,200	23,200
Accumulated deficit	(13,129)	(12,772)
Total Stockholder’s Equity	$13,871	14,228

Total Liabilities and Stockholder’s Equity	$36,226	36,583

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of operations

THREE MONTHS ENDED FEBRUARY 28, 2019 AND 2018

(Unaudited)

	Three months ended February 28, 2019	Three months ended February 28, 2018
OPERATING EXPENSES
General and Administrative Expenses	357	5,026
TOTAL OPERATING EXPENSES	(357)	(5,026)

NET INCOME (LOSS) FROM OPERATIONS	(357)	(5,026)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(357)	(5,026)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,800,000	3,345,611

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of cash flows

THREE MONTHS ENDED FEBRUARY 28, 2019 AND 2018

(Unaudited)

	Three months ended February 28, 2019	Three months ended February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (357)	$ (5,026)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Accounts Receivable	2,415	-
Accumulated Depreciation	60	60
CASH FLOWS USED IN OPERATING ACTIVITIES	2,118	(4,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-	4,550
Proceeds from sale of common stock	-	14,250
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	18,800

NET INCREASE IN CASH	2,118	13,834

Cash, beginning of period	33,388	12,679

Cash, end of period	$ 35,506	$ 26,513

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 28, 2019

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

FOLKUP DEVELOPMENT INC. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on July 5, 2016. We aim to deliver our products and services as follows, to lease and sell to our customers certain items or means of what we refer to as eco-transport. These items are commonly known under the names: a segway, a gyro-scooter or a self-balanced two-wheeled scooter, a self-balanced mono-wheeled scooter and a two-wheeled hoverboard. We expect our products and services to be demanded by establishments or enterprises or events, for instance, conferences held in large facilities. The business location is in Beograd, Republic of Serbia.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated no revenues for the three months ended February 28, 2019. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $35,506 of cash as of February 28, 2019 and $33,388 as of November 30, 2018.

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

Customer Deposits

A customer deposit is an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. As of February 28, 2019 the Company had $0 in customer deposits and $0 as of November 30, 2018.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 28, 2019

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $4,395 in accounts payable as of February 28, 2019 and $4,395 as of November 30, 2018.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2019 and November 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. For the three months ended February 28, 2019 the Company has generated no revenue.

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

Note 4 – FIXED ASSETS

As of February 28, 2019 the Company purchased 2 monowheels for $1,200.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 28, 2019

Note 5 – LOAN FROM DIRECTOR

For the three months ended February 28, 2019, our sole director has loaned to the Company $0. Loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $17,960 as of February 28, 2019.

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

There were 3,800,000 shares of common stock issued and outstanding as of February 28, 2019.

Note 7 – COMMITMENTS AND CONTINGENCIES

Milena Topolac Tomovic, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is Mileve Maric Ajnstajn 72, 11070 Novi Beograd, Republic of Serbia.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of February 28, 2019 the Company had net operating loss carry forwards of approximately $13,129 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance at February 28, 2019 was approximately $2,757. The net change in valuation allowance during the three months ended February 28, 2019 was $75. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2019. All tax years since inception remains open for examination by taxing authorities.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 28, 2019

The provision for Federal income tax consists of the following:

	As of February 28, 2019	As of November 30, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(2,757)	(2,682)
Valuation allowance	$2,757	2,682
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended February 28, 2019 as follows:

	Three months ended February 28, 2019	Three months ended February 28, 2018
Computed “expected” tax expense (benefit)	$(75)	(1,055)
Change in valuation allowance	$75	1,055
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our business address was provided by our registered agent and located at Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070. Our telephone number is (315) 359-5955. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We have generated no revenue for the threemonths ended February 28, 2019. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended February 28, 2019 and 2018:

Revenue and cost of goods sold

For the three month period ended February 28, 2019 the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the three month period ended February 28, 2018 the Company generated no revenue from selling or leasing means of ecological urban transportation.

Operating expenses

Total operating expenses for the three month period ended February 28, 2019 were $357. The operating expenses included depreciation of $60; professional fees of $297.

Total operating expenses for the three month period ended February 28, 2018 were $5,026. The operating expenses included bank charges of $416; depreciation expense of $60; audit fees of $4,550.

Net Loss

The net loss for the three months period ended February 28, 2019 and 2018 was $357 and loss $5,026 respectively.

Liquidity and Capital Resources and Cash Requirements

At February 28, 2019, the Company had cash of $35,506 ($33,388 as of November 30, 2018). Furthermore, the Company had a working capital of $13,151 ($13,448 as of November 30, 2018).

During the three month period ended February 28, 2019, the Company used $2,118 of cash in operating activities due to its net loss, decrease in accounts receivable of $2,415 and depreciation of $60.

During the three month period ended February 28, 2019, the Company used no cash in investing activities.

During the three month period ended February 28, 2019, the Company generated no cash in financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the three months ended February 28, 2019.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended February 28, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on March 25, 2019.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)