Form 10-Q
period 2019-08-31
Folkup Development Inc.
filed 2019-10-15
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2019

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

Yes [  ] No [X]

As of October 15, 2019, there were 3,800,000 shares outstanding of the registrant’s common stock.

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

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

FOLKUP DEVELOPMENT INC.

Balance sheets

AS OF AUGUST 31, 2019

ASSETS	(Unaudited) August 31, 2019	(Audited) November 30, 2018
Current Assets
Cash and cash equivalents	$14,142	$ 33,388
Accounts Receivable	-	2,415
Total Current Assets	14,142	35,803
Fixed Assets
Equipment, net	-	780
Total Fixed Assets	-	780

Total Assets	$14,142	$ 36,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	$ 4,395
Related Party Loans	29,955	17,960
Total Current Liabilities	29,955	22,355

Total Liabilities	29,955	22,355

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,800,000 and 3,800,000 shares issued and outstanding accordingly	3,800	3,800
Additional paid in capital	23,200	23,200
Accumulated deficit	(42,813)	(12,772)
Total Stockholders’ Equity	(15,813)	14,228

Total Liabilities and Stockholders’ Equity	$14,142	$ 36,583

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statements of operations

THREE AND NINE MONTHS ENDED AUGUST 31, 2019 AND 2018

(Unaudited)

	Three months ended August 31, 2019	Three months ended August 31, 2018	Nine months ended August 31, 2019	Nine months ended August 31, 2018
OPERATING EXPENSES
General and Administrative Expenses	$3,067	$ 3,005	$ 12,041	$ 9,934
Consulting Expenses	$18,000	$ -	18,000	$ -
TOTAL OPERATING EXPENSES	(21,067)	(3,005)	(30,041)	(9,934)

NET LOSS FROM OPERATIONS	(21,067)	(3,005)	(30,041)	(9,934)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(21,067)	$ (3,005)	$ (30,041)	$ (9,934)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,800,000	3,800,000	3,800,000	3,609,142

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statement of changes in stockholders’ equity

THREE AND NINE MONTHS ENDED AUGUST 31, 2019 AND 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, November 30, 2017	3,085,000	3,085	2,465	(1,566)	3,984
Shares issued	715,000	715	20,735	-	-
Balance, May 31, 2018	3,800,000	$ 3,800	$ 23,200	$ (8,495)	$ 18,505
Shares issued	-	-	-	-	-
Net loss for the nine months ended August 31, 2018	-	-	-	(9,934)	(9,934)
Net loss for the three months ended August 31, 2018	-	-	-	(3,005)	(3,005)
Balance, August 31, 2018	3,800,000	$ 3,800	$ 23,200	$ (11,500)	$ 15,500
Balance, November 30, 2018	3,800,000	$ 3,800	$ 23,200	$ (12,772)	$ 14,228
Shares issued	-	-	-	-	-
Balance, May 31, 2019	3,800,000	$ 3,800	$ 23,200	$ (21,746)	$ 5,254
Shares issued	-	-	-	-	-
Net loss for the nine months ended August 31, 2019	-	-	-	(30,041)	(30,041)
Net loss for the three months ended August 31, 2019	-	-	-	(21,067)	(21,067)
Balance, August 31, 2019	3,800,000	$ 3,800	$ 23,200	$ (42,813)	$ (15,813)

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Statements of cash flows

NINE MONTHS ENDED AUGUST 31, 2019 AND 2018

(Unaudited)

	Nine months ended August 31, 2019	Nine months ended August 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (30,041)	$ (9,934)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Accounts Receivable	2,415	-
Decrease in Accounts Payable	(4,395)	-
Retirement of Equipment	720	-
Depreciation Expense	60	180
CASH FLOWS USED IN OPERATING ACTIVITIES	(31,241)	(6,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party Loans	11,995	7,045
Proceeds from sale of common stock	-	21,450
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,995	28,495

NET DECREASE/INCREASE IN CASH	(19,246)	18,741

Cash, beginning of period	33,388	12,679

Cash, end of period	$ 14,142	$ 31,420

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2019

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated no revenues for the nine months ended August 31, 2019. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $14,142 of cash as of August 31, 2019 and $33,388 as of November 30, 2018.

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

AUGUST 31, 2019

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2019 and November 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. For the nine months ended August 31, 2019 the Company has generated no revenue.

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

Note 4 – FIXED ASSETS

As of August 31, 2019 the Company purchased 2 monowheels for $1,200, which were retired and removed.

Note 5 – LOAN FROM DIRECTOR

For the nine months ended August 31, 2019, our sole director has loaned to the Company $11,995. Loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $29,955 as of August 31, 2019.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 3,800,000 shares of common stock issued and outstanding as of August 31, 2019.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

AUGUST 31, 2019

Note 7 – COMMITMENTS AND CONTINGENCIES

Milena Topolac Tomovic, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is Mileve Maric Ajnstajn 72, 11070 Novi Beograd, Republic of Serbia.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of August 31, 2019 the Company had net operating loss carry forwards of $42,813 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance at August 31, 2019 was approximately $8,991. The net change in valuation allowance during the nine months ended August 31, 2019 was $6,309. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2019. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of August 31, 2019	As of November 30, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(8,991)	(2,682)
Valuation allowance	$8,991	2,682
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended August 31, 2019 as follows:

	Nine months ended August 31, 2019	Nine months ended August 31, 2018
Computed “expected” tax expense (benefit)	$(6,309)	(2,086)
Change in valuation allowance	$6,309	2,086
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine months ended August 31, 2019 and 2018:

Revenue and cost of goods sold

For the three month period ended August 31, 2019 the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the three month period ended August 31, 2018 the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the nine month period ended August 31, 2019 the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the nine month period ended August 31, 2018 the Company generated no revenue from selling or leasing means of ecological urban transportation.

Operating expenses

Total operating expenses for the three month period ended August 31, 2019 were $21,067. The operating expenses included audit fees of $2,000; consulting service fees of $18,000; professional fees of $1,067. Total operating expenses for the three month period ended August 31, 2018 were $3,005.

Total operating expenses for the nine month period ended August 31, 2019 were $30,041. The operating expenses included retired property of $720; depreciation of $60; audit fees of $9,600; consulting service fees of $18,000; professional fees of $1,661. Total operating expenses for the nine month period ended August 31, 2018 were $9,934.

The increase in operating expenses was caused by the signing a consulting agreement on July 15, 2019.

Net Loss

The net loss for the three months period ended August 31, 2019 and 2018 was $21,067and loss $3,005 respectively.

The net loss for the nine months period ended August 31, 2019 and 2018 was $30,041 and loss $9,934 respectively.

Liquidity and Capital Resources and Cash Requirements

At August 31, 2019, the Company had cash of $14,142 ($33,388 as of November 30, 2018). Furthermore, the Company had a working deficit of $15,813 (working capital of $13,448 as of November 30, 2018).

At August 31, 2018, the Company had cash of $31,420. Furthermore, the Company had a working capital of $14,660.

During the nine month period ended August 31, 2019, the Company used $31,241 of cash in operating activities due to its net loss, decrease in accounts receivable of $2,415; decrease in accounts payable of $4,395; disposal of equipment of $720 and depreciation of $60.

During the nine month period ended August 31, 2018, the Company used $9,754 of cash in operating activities due to its net loss and depreciation of $180.

During the nine month period ended August 31, 2019, the Company used no cash in investing activities.

During the nine month period ended August 31, 2018, the Company used no cash in investing activities.

During the nine month period ended August 31, 2019, the Company generated $11,995 of cash in financing activities on account of director's loans.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the nine months ended August 31, 2019.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the nine months ended August 31, 2019.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable to our Company.

Item 5.	OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on October 15, 2019.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)