Form 10-K
period 2019-11-30
Folkup Development Inc.
filed 2020-02-28
CIK 1684506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,800,000 common shares issued and outstanding as of February 24, 2020.

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

Our business address was provided by our registered agent and located at Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070. Our telephone number is (315) 359-5955. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have generated no revenue as for the year ended November 30, 2019. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

- to pay for the web banners on the websites where our potential customers might see our advertisement;

- to release printed advertisement in magazines;

- to order shooting of promotional videos from advertising agencies;

- to pay for the SEO (search engine optimization), which helps us to take place in the top of search inquiries;

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

As of February 17, 2020, no shares of our common stock have traded.

Number of Holders

As of February 17, 2020, the 3,800,000 issued and outstanding shares of common stock were held by a total of 41 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2019 and 2018.

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

There were 3,800,000 shares of common stock issued and outstanding as of November 30, 2019.

Purchase of our Equity Securities by Officers and Directors

On November 15, 2016, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Milena Topolac Tomovic, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as she is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

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

Results of Operations for the years ended November 30, 2019 and November 30, 2018:

Revenue and cost of goods sold

For the year ended November 30, 2019 and November 30, 2018 the Company generated total revenue of $0 and $6,279 from sale of monowheels. Cost of goods sold was $0 and $4,395 accordingly. Decrease in revenue is due to no operational activity in fiscal year.

Operating expenses

Total operating expenses for the year ended November 30, 2019 and November 30, 2018 were $39,082 and $17,485. The operating expenses for the year ended November 30, 2019 included bank charges of $28; depreciation expense of $60; audit fees of $9,600; consulting service fees of $18,000; professional fees of $10,674; loss on disposal of $720. The operating expenses for the year ended November 30, 2018 included bank charges of $559; depreciation expense of $240; legal fees of $2,150; audit fees of $7,750; professional fees of $2,391. Increase in expenses is due to significant increase in professional fees and consulting service, connected with marketing and sales consulting.

Net Loss

The net loss for the year ended November 30, 2019 and November 30, 2018 was $39,082 and $11,206 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended November 30, 2019, the Company had cash of $5,101 ($33,388 as of November 30, 2018). Furthermore, the Company had a working capital deficit of $24,854 (profit of $13,448 as of November 30, 2018). The decrease in working capital is attributed to increase in liabilities of the Company.

During the year ended November 30, 2019, the Company used $40,282 of cash in operating activities due to its net loss, decrease in accounts receivable of $2,415, increase in accounts payable of $4,395, retirement of equipment of $720 and depreciation of $60.

During the year ended November 30, 2019 the Company used no cash in investing activities.

During the year ended November 30, 2019, the Company generated $11,995 of cash in financing activities.

During the year ended November 30, 2018, the Company used $8,986 of cash in operating activities due to its net loss, increase in accounts receivable of $2,415, decrease in accounts payable of $4,395 and depreciation of $240.

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

Item 8. Financial Statements and Supplementary Data

FOLKUP DEVELOPMENT INC.

FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2019 AND NOVEMBER 30, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of FolkUp Development Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FolkUp Development Inc. (“the Company”) as of November 30, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company generated no revenue during the year ended November 30, 2019 and has not completed efforts to establish revenue sufficient to pay operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

FRUCI & ASSOCIATES II, PLLC

We have served as the Company’s auditor since 2019.

Spokane, Washington

February 28, 2020

FOLKUP DEVELOPMENT INC.

Balance sheets

AS OF NOVEMBER 30, 2019 AND NOVEMBER 30, 2018

(Audited)

ASSETS	November 30, 2019	November 30, 2018
Current Assets
Cash and Cash Equivalents	$5,101	$ 33,388
Accounts Receivable	-	2,415
Total Current Assets		35,803
Fixed Assets
Equipment, net	-	780
Total Fixed Assets		780

Total Assets	$5,101	$ 36,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$-	$ 4,395
Related Party Loans	29,955	17,960
Total Current Liabilities	29,955	22,355

Total Liabilities	29,955	22,355

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,800,000 and 3,800,000 shares issued and outstanding accordingly	3,800	3,800
Additional paid in capital	23,200	23,200
Accumulated deficit	(51,854)	(12,772)
Total Stockholders’ Equity	(24,854)	14,228

Total Liabilities and Stockholders’ Equity	$5,101	$ 36,583

See accompanying notes, which are an integral part of these financial statements as of November 30, 2019

FOLKUP DEVELOPMENT INC.

Statements of operations

YEARS ENDED NOVEMBER 30, 2019 AND NOVEMBER 30, 2018

(Audited)

	Year ended November 30, 2019	Year ended November 30, 2018
Revenues	$-	6,279
COGS	-	4,395
Gross Profit	-	1,884

OPERATING EXPENSES
Consulting Service Fees	18,000	-
Professional Fees	10,674	2,391
Other General and Administrative Expenses	10,408	10,699
TOTAL OPERATING EXPENSES	(39,082)	(13,090)

NET INCOME (LOSS) FROM OPERATIONS	(39,082)	(11,206)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(39,082)	(11,206)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,800,000	3,656,726

See accompanying notes, which are an integral part of these financial statements as of November 30, 2019

FOLKUP DEVELOPMENT INC.

Statements of changes in stockholder’s equity

YEARS ENDED NOVEMBER 30, 2019 AND NOVEMBER 30, 2018

(Audited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, November 30, 2017	3,085,000	$ 3,085	$ 2,465	$ (1,566)	$ 3,984
Shares issued	715,000	715	20,735	-	21,450

Net loss for the year ended November 30, 2018	-	-	-	(11,206)	(11,206)

Balance, November 30, 2018	3,800,000	$ 3,800	$ 23,200	$ (12,772)	$ 14,228

Net loss for the year ended November 30, 2019	-	-	-	(39,082)	(39,082)

Balance, November 30, 2019	3,800,000	$ 3,800	$ 23,200	$ (51,854)	$ (24,854)

See accompanying notes, which are an integral part of these financial statements as of November 30, 2019

FOLKUP DEVELOPMENT INC.

Statements of cash flows

YEARS ENDED NOVEMBER 30, 2019 AND NOVEMBER 30, 2018

(Audited)

	Year ended November 30, 2019	Year ended November 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (39,082)	$ (11,206)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts Receivable	2,415	(2,415)
Accounts Payable	(4,395)	4,395
Loss on Disposal	720	-
Depreciation Expense	60	240
CASH FLOWS USED IN OPERATING ACTIVITIES	(40,282)	(8,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	11,995	8,245
Capital Stock	-	21,450
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,995	29,695

NET INCREASE(DECREASE) IN CASH	(28,287)	20,709

Cash, beginning of period	33,388	12,679

Cash, end of period	$ 5,101	$ 33,388

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements as of November 30, 2019

FOLKUP DEVELOPMENT INC.

Notes to the audited financial statements

NOVEMBER 30, 2019

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated no revenues for the year ended November 30, 2019. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,101 of cash as of November 30, 2019 and $33,388 as of November 30, 2018.

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

FOLKUP DEVELOPMENT INC.

Notes to the audited financial statements

NOVEMBER 30, 2019

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2019 and November 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). “ASC-605” requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the year ended November 30, 2019 and 2018 the Company has generated no revenue and $6,279 accordingly.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – FIXED ASSETS

As of November 30, 2018 the Company purchased 2 monowheels for $1,200. As of November 30, 2019 purchased monowheels were retired and removed. Loss on disposal amounted $720.

FOLKUP DEVELOPMENT INC.

Notes to the audited financial statements

NOVEMBER 30, 2019

Note 5 – LOAN FROM DIRECTOR

For the year ended November 30, 2019, our sole director has loaned to the Company $11,995. Loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $29,955 as of November 30, 2019.

As of November 30, 2018, our sole director has loaned to the Company $17,960. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $17,960 as of November 30, 2018.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 3,800,000 shares of common stock issued and outstanding as of November 30, 2019.

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

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of November 30, 2019 the Company had net operating loss carry forwards of $51,854 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance at November 30, 2019 was approximately $10,889. The net change in valuation allowance during the year ended November 30, 2019 was $8,207. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2019. All tax years since inception remains open for examination by taxing authorities.

FOLKUP DEVELOPMENT INC.

Notes to the audited financial statements

NOVEMBER 30, 2019

The provision for Federal income tax consists of the following:

	As of November 30, 2019	As of November 30, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(10,889)	(2,682)
Valuation allowance	$10,889	2,682
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended November 30, 2019 and 2018 as follows:

	Year ended November 30, 2019	Year ended November 30, 2018
Computed “expected” tax expense (benefit)	$(8,207)	(2,353)
Change in valuation allowance	$8,207	2,353
Actual tax expense (benefit)	$-	-

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 19, 2019 “BHARAT PARIKH & ASSOCIATES CHARTERED ACCOUNTANTS” resigned as the independent registered public accounting firm for FOLKUP DEVELOPMENT INC. On April 7, 2019, the Company engaged Fruci & Associates II, PLLC as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from BHARAT PARIKH & ASSOCIATES CHARTERED ACCOUNTANTS to Fruci & Associates II, PLLC as approved unanimously by our board of directors with no disagreements with auditors.

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (Internal Control – Integrated Framework (2013 Framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls – As of November 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at November 30, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Milena Topolac Tomovic Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070	62	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Milena Topolac Tomovic has acted as our President, Treasurer, Secretary and sole Director since we incorporated on July 5, 2016. Ms. Topolac Tomovic owns 79% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Topolac Tomovic was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Our sole officer and director, Ms. Tomovic, has more than 20 years of business management experience. She graduated from University of Belgrade in 1980. Since 1980 until 1995 she worked in “BelStroy Industry” construction company. She started her career in “BelStroy Industry” as a specialist at project management department and finished as a head of department. Since 1995 till 2005, Ms. Tomovic was a sole proprietor of construction company in Belgrade. Since 2005 till 2016, she was a business owner of “Tom Gradevinske Mashine”. The company operated in the business of small-sized construction vehicle sales and leasing. We believe that Ms. Topolac Tomovic’s specific experience, qualifications and skills will enable to develop our business.

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

5.Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity.

6.Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of November 30, 2019 and November 30, 2018:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Milena Topolac Tomovic, President, Secretary and Treasurer	November 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	November 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Director Compensation

The following table sets forth director compensation as of November 30, 2019 and November 30, 2018:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Milena Topolac Tomovic	November 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	November 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 30, 2019 by: each person (including any group), known to us to own more than five percent (5%) of any class of our voting securities, our director, and or our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Milena Topolac Tomovic Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070	3,000,000 shares of common stock (direct)	79%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: voting power, which includes the power to vote, or to direct the voting of shares; and investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of November 30, 2019, there were 3,800,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

Other than Ms. Topolac Tomovic’ purchase of founders shares from the Company as stated below, there is nothing of value (including money, property, contracts, options or rights of any kind), received or to be received, by Ms. Topolac Tomovic, directly or indirectly, from the Company.

On November 15, 2016, we issued a total of 3,000,000 shares of restricted common stock to Milena Topolac Tomovic, our sole officer and director in consideration of $3,000. Further, Ms. Topolac Tomovic has advanced funds to us. As of November 30,

2019, Ms. Topolac Tomovic has advanced to us $29,955. Ms. Topolac Tomovic will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Topolac Tomovic. Ms. Topolac Tomovic will be repaid from revenues of operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate sufficient revenues from our operations. The obligation to Ms. Topolac Tomovic does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Topolac Tomovic or the repayment of the funds to Ms. Topolac Tomovic. The entire transaction was oral. We have a verbal agreement with Ms. Topolac Tomovic that, if necessary, she will loan the Company funds to complete the registration process.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30, 2019, we incurred approximately $7,600 in fees to BHARAT PARIKH & ASSOCIATES CHARTERED ACCOUNTANTS, resigned principal independent accountants, for professional services rendered in connection with the audit of our November 30, 2018 financial statements and for the reviews of our financial statements for the quarters ended February 28, 2019, May 31, 2019 and $2,000 in fees to Fruci & Associates II, PLLC our current principal independent accountants, for professional services for the review of our financial statements for the quarter ended August 31, 2019. During fiscal year ended November 30, 2019, we incurred no tax fees, no audit-related fees and no other fees.

During fiscal year ended November 30, 2018, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our November 30, 2017 financial statements and for the reviews of our financial statements for the quarters ended February 28, 2018, May 31, 2018, and August 31, 2018.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on February 28, 2020.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)