Form 10-Q
period 2020-02-29
Folkup Development Inc.
filed 2020-04-01
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 29, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of February 29, 2020, there were 3,800,000 shares outstanding of the registrant’s common stock.

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

FOLKUP DEVELOPMENT INC.

Balance sheets

AS OF FEBRUARY 29, 2020 AND NOVEMBER 30, 2019

ASSETS	February 29, 2020 (Unaudited)	November 30, 2019 (Audited)
Current Assets
Cash and Cash Equivalents	$1,812	$ 5,101
Total Current Assets	1,812	5,101

Total Assets	$1,812	$ 5,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$29,955	$ 29,955
Accounts Payable	7,000	-
Total Current Liabilities	36,955	29,955

Total Liabilities	36,955	29,955

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,800,000 and 3,800,000 shares issued and outstanding accordingly	3,800	3,800
Additional paid in capital	23,200	23,200
Accumulated deficit	(62,143)	(51,854)
Total Stockholders’ Deficit	(35,143)	(24,854)

Total Liabilities and Stockholders’ Equity	$1,812	$ 5,101

See accompanying notes, which are an integral part of these financial statements.

FOLKUP DEVELOPMENT INC.

Statements of operations

THREE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

(Unaudited)

	Three months ended February 29, 2020	Three months ended February 28, 2019
OPERATING EXPENSES
Audit Fees	$9,000	$ -
Professional Fees	1,247	-
Other General and Administrative Expenses	42	357
TOTAL OPERATING EXPENSES	(10,289)	(357)

NET INCOME (LOSS) FROM OPERATIONS	(10,289)	(357)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(10,289)	$ (357)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,800,000	3,800,000

See accompanying notes, which are an integral part of these financial statements.

FOLKUP DEVELOPMENT INC.

Statements of changes in stockholder’s equity

THREE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, November 30, 2018	3,800,000	$ 3,800	$ 23,200	$ (12,772)	$ 14,228

Net loss for the three months ended February 28, 2019	-	-	-	(357)	(357)

Balance, February 28, 2019	3,800,000	$ 3,800	$ 23,200	$ (13,129)	$ 13,871

Balance, November 30, 2019	3,800,000	$ 3,800	$ 23,200	$ (51,854)	$ (24,854)

Net loss for the three months ended February 29, 2020	-	-	-	(10,289)	(10,289)

Balance, February 29, 2020	3,800,000	$ 3,800	$ 23,200	$ (62,143)	$ (35,143)

See accompanying notes, which are an integral part of these financial statements.

FOLKUP DEVELOPMENT INC.

Statements of cash flows

THREE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

(Unaudited)

	Three months ended February 29, 2020	Three months ended February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (10,289)	$ (357)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts Receivable	-	2,415
Accounts Payable	7,000	-
Depreciation Expense	-	60
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,289)	2,118

NET INCREASE(DECREASE) IN CASH	(3,289)	2,118

Cash, beginning of period	5,101	33,388

Cash, end of period	$ 1,812	$ 35,506

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements.

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 29, 2020

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated no revenues for the three months ended February 29, 2020. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is November 30.

The results for the three months ended February 29, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2020, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,812 of cash as of February 29, 2020 and $5,101 as of November 30, 2019.

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

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 29, 2020

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 29, 2020 and November 30, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the three months ended February 29, 2020 the Company has generated no revenue.

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

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 29, 2020

Note 4 – LOAN FROM DIRECTOR

For the three months ended February 29, 2020, our sole director has loaned to the Company $0. Loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $29,955 as of February 29, 2020.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 3,800,000 shares of common stock issued and outstanding as of February 29, 2020.

Note 6 – COMMITMENTS AND CONTINGENCIES

Milena Topolac Tomovic, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is Mileve Maric Ajnstajn 72, 11070 Novi Beograd, Republic of Serbia.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of February 29, 2020 the Company had net operating loss carry forwards of $62,143 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance at February 29, 2020 was approximately $13,050. The net change in valuation allowance during the three months ended February 29, 2020 was $2,161. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 29, 2020. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of February 29, 2020	As of November 30, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(13,050)	(10,889)
Valuation allowance	$13,050	10,889
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended February 29, 2020 and 2019 as follows:

	Three months ended February 29, 2020	Three months ended February 28, 2019
Computed “expected” tax expense (benefit)	$(2,161)	(75)
Change in valuation allowance	$2,161	75
Actual tax expense (benefit)	$-	-

FOLKUP DEVELOPMENT INC.

Notes to the unaudited financial statements

FEBRUARY 29, 2020

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 29, 2020 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our business address was provided by our registered agent and located at Mileve Maric Ajnstajn 72, Novi Beograd, Republic of Serbia 11070. Our telephone number is (315) 359-5955. Our plan of operations is forward-looking and there is no assurance that we will ever reach profitable operations. We have generated no revenue for the three months ended February 29, 2020. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended February 29, 2020 and February 28, 2019:

Revenue and cost of goods sold

For the three month period ended February 29, 2020 the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the three month period ended February 28, 2019 the Company generated no revenue from selling or leasing means of ecological urban transportation.

Operating expenses

Total operating expenses for the three month period ended February 29, 2020 were $10,289. The operating expenses included audit fees of $9,000; professional fees of $1,247; bank service fees of $42.

Total operating expenses for the three month period ended February 28, 2019 were $357. The operating expenses included depreciation of $60; professional fees of $297.

Expenses for the three month period ended February 29, 2020 are materially higher than prior year due to increase in professional expenses and expenses for audit fees.

Net Loss

The net loss for the three months period ended February 29, 2020 and February 28, 2019 was $10,289 and $357 respectively.

Liquidity and Capital Resources and Cash Requirements

At February 28, 2020, the Company had cash of $1,812 ($5,101 as of November 30, 2019). Furthermore, the Company had a working deficit of $35,143 ($24,854 as of November 30, 2019).

During the three month period ended February 29, 2020, the Company received $3,289 of cash in operating activities due to its net loss and increase in accounts payable of $7,000.

During the three month period ended February 29, 2020, the Company used no cash in investing activities.

During the three month period ended February 29, 2020, the Company generated no cash in financing activities.

During the three month period ended February 28, 2019, the Company received $2,118 of cash in operating activities due to its net loss, decrease in accounts receivable of $2,415 and depreciation of $60.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 29, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during the three months ended February 29, 2020.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued and outstanding during the three months ended February 29, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Belgrad, Republic of Serbia, on April 01, 2020.

FOLKUP DEVELOPMENT INC.

By:	/s/	Milena Topolac Tomovic
	Name:	Milena Topolac Tomovic
	Title:	President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)