Form 10-Q
period 2020-08-31
Folkup Development Inc.
filed 2020-10-15
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-216921

FOLKUP DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0499929	3799
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

Unit 17-18, 23/F, Metropole Square,

2 On Yiu Street, Sha Tin, New Territories, Hong Kong

Tel.  (852) 3487 6330

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 7, 2020, there were 3,800,000 shares of common stock, par value $0.001 per share, outstanding.

Table of Content

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Folkup Development, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by Benson Wu, the Company’s sole officer and director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Table of Content

FOLKUP DEVELOPMENT INC.

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2020 AND NOVEMBER 30, 2019

ASSETS	August 31, 2020 (Unaudited)	November 30, 2019 (Audited)
Current Assets
Cash and Cash Equivalents	$-	$5,101
Total Current Assets	-	5,101

Total Assets	$-	$5,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Other Payables and Accrued Expenses	$2,998	$-
Related Party Loans	-	29,955
Total Current Liabilities	2,998	29,955

Total Liabilities	2,998	29,955

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,800,000 and 3,800,000 shares issued and outstanding accordingly	3,800	3,800
Additional paid in capital	23,200	23,200
Accumulated deficit	(29,998)	(51,854)
Total Stockholders’ Deficit	(2,998)	(24,854)

Total Liabilities and Stockholders’ Equity	$-	$5,101

See accompanying notes, which are an integral part of these condensed financial statements.

Table of Content

FOLKUP DEVELOPMENT INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2020 AND 2019

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
OPERATING EXPENSES
General and Administrative Expenses	$2,998	$21,067	$15,793	$30,041

TOTAL OPERATING EXPENSES	2,998	21,067	15,793	30,041

LOSS FROM OPERATIONS	(2,998)	(21,067)	(15,793)	(30,041)

OTHER INCOME
Gain on forgiveness of related party loan	37,649	-	37,649	-

TOTAL OTHER INCOME	37,649	-	37,649	-

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	34,651	(21,067)	21,856	(30,041)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$34,651	$(21,067)	$21,856	$(30,041)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.01	$(0.01)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,800,000	3,800,000	3,800,000	3,800,000

See accompanying notes, which are an integral part of these condensed financial statements.

Table of Content

FOLKUP DEVELOPMENT INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2020 AND 2019

(Unaudited)

			Additional	Deficit Accumulated during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, November 30, 2018	3,800,000	$3,800	$23,200	$(12,772)	$14,228

Net loss for the nine months ended August 31, 2019	-	-	-	(30,041)	(30,041)

Balance, August 31, 2019	3,800,000	$3,800	$23,200	$(42,813)	$(15,813)

Balance, November 30, 2019	3,800,000	$3,800	$23,200	$(51,854)	$(24,854)

Net income for the nine months ended August 31, 2020	-	-	-	21,856	21,856

Balance, August 31, 2020	3,800,000	$3,800	$23,200	$(29,998)	$(2,998)

Balance, May 31, 2019	3,800,000	$3,800	$23,200	$(21,746)	$5,254

Net loss for the three months ended August 31, 2019	-	-	-	(21,067)	(21,067)

Balance, August 31, 2019	3,800,000	$3,800	$23,200	$(42,813)	$(15,813)

Balance, May 31, 2020	3,800,000	$3,800	$23,200	$(64,649)	$(37,649)

Net income for the three months ended August 31, 2020	-	-	-	34,651	34,651

Balance, August 31, 2020	3,800,000	$3,800	$23,200	$(29,998)	$(2,998)

See accompanying notes, which are an integral part of these condensed financial statements.

Table of Content

FOLKUP DEVELOPMENT INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2020 AND 2019

(Unaudited)

	Nine months ended August 31, 2020	Nine months ended August 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$21,856	$(30,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of related party loan	(37,649)	-
Retirement of equipment	-	720
Depreciation	-	60
Changes in operating assets and liabilities
Decrease in accounts receivable	-	2,415
Decrease in accounts payable	-	(4,395)
Increased in other payables and accrued expenses	2,998	-

NET CASH USED IN OPERATING ACTIVITIES	(12,795)	(31,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party loans	7,694	11,995

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,694	11,995

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,101)	(19,246)

Cash and cash equivalents, beginning of period	5,101	33,388

Cash and cash equivalents, end of period	$-	$14,142

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

Table of Content

FOLKUP DEVELOPMENT INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2020

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

FOLKUP DEVELOPMENT INC. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on July 5, 2016.

We are a development stage corporation and have not yet generated or realized any revenues from our business. We aim to develop a renewable energy service business in Hong Kong.  The Company is currently seeking any business opportunities.

On June 26, 2020, Milena Topolac Tomovic, the then major shareholder, entered into a Stock Purchase Agreement with Benson Wu (“New Majority Shareholder”) wherein Milena Topolac Tomovic sold 3,000,000 shares of the Company’s common stock, representing approximately 78.9% of all issued and outstanding shares to Mr. Wu.

Effective from July 6, 2020, Milena Topolac Tomovic resigned as a director, and from the offices of President, Secretary and Treasurer of, the Company. Immediately prior to such resignation, Ms. Topolac Tomovic, as the sole member of the board of directors at such time, appointed Benson Wu as a director, and as President, Secretary and Treasurer of the Company. Mr. Wu is currently the Company’s sole officer and director.

Note 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company generated no revenues for the nine months ended August 31, 2020. The Company currently has accumulated deficit of $29,998 as of August 31, 2020 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. Management evaluates that lack of revenues can affect to the entity’s ability to meet its obligations. The ability of the Company to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern is dependent on management’s plans, which include further implementation of its business plan. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year end is November 30.

The results for the nine months ended August 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the condensed financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2019, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of August 31, 2020 and $5,101 as of November 30, 2019.

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

Table of Content

FOLKUP DEVELOPMENT INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2020

(Unaudited)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2020 and November 30, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. For the nine months ended August 31, 2020 the Company has generated no revenue.

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

Table of Content

FOLKUP DEVELOPMENT INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2020

(Unaudited)

Note 4 – LOAN FROM DIRECTOR

For the nine months ended August 31, 2020, our sole director has waived all the loans due to the Company. Loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $0 as of August 31, 2020 and $29,955 as of November 30, 2019.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 3,800,000 shares of common stock issued and outstanding as of August 31, 2020.

Note 6 – COMMITMENTS AND CONTINGENCIES

Benson Wu, our sole officer and director, has agreed to provide the premises under the office needs for free use. Office location is at Unit 17-18, 23/F, Metropole Square, 2 On Yiu Street, Sha Tin, New Territories, Hong Kong.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of August 31, 2020 the Company had net operating loss carry forwards of $29,998. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company in June 2020. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance at August 31, 2020 was approximately $6,300. The net change in valuation allowance during the nine months ended August 31, 2020 was $4,589. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2020. All tax years since inception remains open for examination by taxing authorities.

Table of Content

FOLKUP DEVELOPMENT INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2020

(Unaudited)

The provision for Federal income tax consists of the following:

	As of August 31, 2020	As of November 30, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(6,300)	(10,889)
Valuation allowance	$6,300	10,889
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended August 31, 2020 and 2019 as follows:

	Nine months ended August 31, 2020	Nine months ended August 31, 2019
Computed “expected” tax expense (benefit)	$4,589	(6,309)
Change in valuation allowance	$(4,589)	6,309
Actual tax expense (benefit)	$-	-

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2020 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements. Director and management stay informed about COVID-19 developments generally and ensure it has access to information related to a company’s response to the crisis and how the specific impact on the company is developing as the crisis extends.

Table of Content

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

OVERVIEW

The Company was incorporated in the State of Nevada on July 5, 2016, and established a fiscal year end of November 30.

On June 26, 2020, Milena Topolac Tomovic, the then major shareholder, entered into a Stock Purchase Agreement with Benson Wu (“New Majority Shareholder”) wherein Milena Topolac Tomovic sold 3,000,000 shares of the Company’s common stock, representing approximately 78.9% of all issued and outstanding shares to Mr. Wu.

Effective from July 6, 2020, Milena Topolac Tomovic resigned as a director, and from the offices of President, Secretary and Treasurer of, the Company. Immediately prior to such resignation, Ms. Topolac Tomovic, as the sole member of the board of directors at such time, appointed Benson Wu as a director, and as President, Secretary and Treasurer of the Company. Mr. Wu is currently the Company’s sole officer and director.

Giving effect to the transactions under the Stock Purchase Agreement, Mr. Wu is now the beneficial holder of 3,000,000 shares of common stock, or 78.9%, of the issued and outstanding shares of common stock of the Company.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue. Management believes that if we are successful in raising $750,000, we will be able to generate sales revenue within the following twelve months thereof. However, if such public financing is not available, we could fail to satisfy our future cash requirements. We have no assurance that future financing will materialize. If that financing is not available we may be unable to continue. Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

Table of Content

PLAN OF OPERATION

We are a development stage corporation and have not yet generated or realized any revenues from our business. In the next 12 months, we plan to increase our revenues by garnering more customers.  The Company intends to develop a renewable energy service business in Hong Kong.

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

Employees; Identification of Certain Significant Employees.

We are a startup company and currently do not have employees other than Benson Wu, our sole officer and director. We intend to hire employees on an as needed basis.

Offices

Our business address is at Unit 17-18, 23/F, Metropole Square, 2 On Yiu Street, Sha Tin, New Territories, Hong Kong. We do not pay any lease and there is no agreement to pay any lease in the future. Our telephone number is (852) 3487 6330.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and nine months ended August 31, 2020 and 2019:

Revenue and cost of goods sold

For the three month period ended August 31, 2020, the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the three month period ended August 31, 2019, the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the nine month period ended August 31, 2020, the Company generated no revenue from selling or leasing means of ecological urban transportation.

For the nine month period ended August 31, 2019, the Company generated no revenue from selling or leasing means of ecological urban transportation.

Operating expenses

Total operating expenses for the three month ended August 31, 2020 were $2,998. The operating expenses included review fees of $2,500; professional fees of $498; bank service fees of $0.

Total operating expenses for the three month period ended August 31, 2019 were $21,067. The operating expenses included review fees of $2,000; consulting service fees of $18,000; professional fees of $1,067.

Total operating expenses for the nine month period ended August 31, 2020 were $15,793. The operating expenses included audit-related fees of $13,000; professional fees of $2,642; bank service fees of $151.

Total operating expenses for the nine month period ended August 31, 2019 were $30,041. The operating expenses included retired property of $720; depreciation of $60; audit-related fees of $9,600; consulting service fees of $18,000; professional fees of $1,661.

Table of Content

Net Loss

The net income for the three months ended August 31, 2020 was $34,651 and net loss for the three months ended August 31, 2019 was $21,067.

The net income for the nine months ended August 31, 2020 was $21,856 and the net loss for the nine months ended August 31, 2019 was $30,041.

Liquidity and Capital Resources and Cash Requirements

At August 31, 2020, the Company had cash of $0 ($5,101 as of November 30, 2019). Furthermore, the Company had a working deficit of $2,998 ($24,854 as of November 30, 2019).

During the nine months ended August 31, 2020, the Company used $12,795 of cash in operating activities due to the related party loans of $37,649 forfeited during the period and offset by its net income of $21,856 and increase in other payables and accrued expenses of $2,998.

During the nine months ended August 31, 2020, the Company used no cash in investing activities.

During the nine months ended August 31, 2020, the Company generated $7,694 of cash in financing activities.

During the nine months ended August 31, 2019, the Company used $31,241 of cash in operating activities due to its net loss of $30,041, decrease in accounts receivable of $2,415; decrease in accounts payable of $4,395; disposal of equipment of $720 and depreciation of $60.

During the nine months ended August 31, 2019, the Company used no cash in investing activities.

During the nine months ended August 31, 2019, the Company generated $11,995 of cash in financing activities on accounts of director’s loans.

We are attempting to raise funds to proceed with our plan of operations. We will have to utilize funds from Benson Wu, our sole officer and director, who has verbally agreed to loan the Company funds to complete the registration process if offering proceeds are less than registration costs. However, Mr. Benson Wu has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. Mr. Benson Wu’s verbal agreement to provide us loans for registration costs is non-binding and discretionary. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. We will attempt to raise at least the minimum funds necessary to proceed with our plan of operations. In the long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

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

Table of Content

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

None.

Item 5. OTHER INFORMATION

Changes in Control of Registrant

The Company is aware that on June 26, 2020, Milena Topolac Tomovic, entered into a Stock Purchase Agreement with Benson Wu, pursuant to which Milena Topolac Tomovic sold 3,000,000 shares of the Company’s common stock, representing approximately 78.9% of the issued and outstanding shares of common stock of the Company, to Mr. Wu.

Table of Content

Item 6. EXHIBITS

The following exhibits are included as part of this report by reference:

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-216921), filed with the SEC on March 24, 2017.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized                                             .

FOLKUP DEVELOPMENT INC.

	By:	/s/ Benson Wu
Date: October 15, 2020		Name: Benson Wu
Title: President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

