Form 10-Q
period 2021-03-31
Folkup Development Inc.
filed 2021-05-24
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 333-216921

FOLKUP DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0499929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 17-18, 23/F, Metropole Square

2 On Yiu Street, Sha Tin

New Territories, Hong Kong

 (Address of principal executive offices, zip code)

+852 3487-6330

 (Registrant’s telephone number, including area code)

___________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of May 13, 2021, there were 9,800,000 shares of common stock, $0.001 par value per share, outstanding.

FOLKUP DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Folkup Development, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by Hak Yiu Ng, the Company’s sole officer and director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FOLKUP DEVELOPMENT INC. Condensed Consolidated Financial Statements For The Three Months Ended March 31, 2021 And 2020 (Unaudited)

F-1

FOLKUP DEVELOPMENT INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$347,751	$160,594
Accounts and retention receivables	42,228	83,169
Deposits, prepayments and other receivables	1,138,055	1,031,566
Purchase deposits	1,796,744	1,800,332

Total current assets	3,324,778	3,075,661

Non-current assets:
Energy assets	397,360	285,236
Plant and equipment	59,409	64,161
Right-of-use assets	131,769	157,379

Total non-current assets	588,538	506,776

TOTAL ASSETS	$3,913,316	$3,582,437

LIABILTIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Contract liabilities	$1,613,502	$2,158,374
Accounts payable	1,105,231	1,100,268
Accrued liabilities and other payables	326,007	129,393
Operating lease liabilities	70,458	88,537
Bank and other borrowings	617,932	588,279
Amount due to related companies	40,985	-
Amount due to a director	1,517,328	825,329

Total current liabilities	5,291,443	4,890,180

Non-current liabilities:
Operating lease liabilities	61,524	68,961
Bank and other borrowings	148,862	180,662

TOTAL LIABILITIES	210,386	5,139,803

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized; 9,800,000 shares issued and outstanding	9,800	9,800
Additional paid in capital	351,583	351,583
Accumulated other comprehensive loss	(3,078)	(7,120)
Accumulated deficit	(1,936,988)	(1,906,054)

Total deficit of Folkup Development Inc.	(1,578,683)	(1,551,791)
Non-controlling interest	(9,830)	(5,575)
Total deficit	(1,588,513)	(1,557,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,913,316	$3,582,437

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2021	2020

Revenue, net	$796,301	$743,166

Cost of revenue	(432,675)	(626,187)

Gross profit	363,626	116,979

Operating expenses:
Sales and marketing expenses	(99,317)	(58,620)
General and administrative expenses	(262,260)	(256,118)
Professional fee	(11,185)	(13,455)
Total operating expenses	(9,136)	(328,193)

Other (expense) income:
Interest income	4	5
Interest expenses	(26,082)	(898)

Total other (expenses) income	(26,078)	(893)

LOSS BEFORE INCOME TAXES	(35,214)	(212,107)

Income tax expense	-	-

NET LOSS	(35,214)	(212,107)

Less: Net loss attributable to non-controlling interests	(4,280)	-

Net loss attributable to stockholders of Folkup Development Inc.	$(30,934)	$(212,107)

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2021	2020

NET LOSS	$(30,934)	$(212,107)

Other comprehensive income:
Foreign currency translation gain	4,042	(3,457)

Total comprehensive loss	(26,892)	(215,564)
Less: Comprehensive gain attributable to non-controlling interests	25	-

Total comprehensive loss attributable to stockholders of Folkup	$(26,867)	$(215,564)

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2021	2020

Cash flow from operating activities:
Net loss	$(35,214)	$(212,107)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	4,584	1,571
Depreciation of energy assets	6,355	-
Depreciation of right-of-use assets	25,225	17,876

Change in operating assets and liabilities:
Accounts and retention receivables	40,941	46,773
Deposits, prepayments and other receivables	(106,489)	(5,233)
Contract assets	3,588	239,259
Contract liabilities	(544,872)	105,247
Operating lease liabilities	1,166	940
Accounts payables	(114,657)	-
Accrued liabilities and other payables	196,614	(54,103)

Net cash (used in) generated from operating activities	(522,759)	140,223

Cash flow from investing activities:
Purchases of plant and equipment	-	(810)

Net cash used in investing activities	-	(810)

Cash flow from financing activities:
Advance from a director	691,999	-
Advance from related companies	40,985	-
Payment of lease liabilities	(26,297)	(18,575)

Net cash generated from (used in) financing activities	183,928	(18,575)

Effect on exchange rate change on cash and cash equivalents	3,229	(3,115)

Net change in cash and cash equivalents	187,157	117,723

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,594	243,641

CASH AND CASH EQUIVALENTS, END OF PERIOD	$347,751	$361,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$24,917	$-

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31, 2021 and 2020
	Common stock		Additional paid-	Accumulated other comprehensive	Accumulated	Non-contolling	Total stockholders’
	No. of shares	Amount	in capital	(loss) income	losses	interest	deficit

Balance as of January 1, 2021	9,800,000	$9,800	$351,583	$(7,120)	$(1,906,054)	$(5,575)	$(1,557,366)

Foreign currency translation adjustment	-	-	-	4,042	-	25	4,067
Net loss for the period	-	-	-	-	(30,934)	(4,280)	(35,214)

Balance as of March 31, 2021	9,800,000	$9,800	$351,583	$(3,078)	$(1,936,988)	$(9,830)	$(1,588,513)

Balance as of January 1, 2020	6,000,000	$6,000	$351,583	$(3,760)	$(1,000,733)	$-	$(646,910)

Foreign currency translation adjustment	-	-	-	(3,457)	-	-	(3,457)
Net loss for the period	-	-	-	-	(212,107)	-	(212,107)

Balance as of March 31, 2020	6,000,000	$6,000	$351,583	$(7,217)	$(1,212,840)	$-	$(862,474)

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Folkup Development Inc. (“the Company” or “FLDI”) was incorporated on July 5, 2016 under the laws of the State of Nevada. The Company through its subsidiaries, mainly provides the renewable energy products and solutions to the customers in Hong Kong.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities	Particulars of registered/ paid up share capital	Effective interest held

SinoPower Holdings International Co. Limited	Hong Kong	Sales and marketing	1,000 ordinary shares for HK$1,000	100%

SinoPower Solar Energy Engineering Co. Limited	Hong Kong	Solar-related projects	10,000 ordinary shares for HK$10,000	100%

Sinopower Holding (Hong Kong) Co. Limited	Hong Kong	Engineering design, installation and construction of solar power ststem and project development	1,000,000,000 ordinary shares for HK$10,000,001	100%

SolarPower Investment Company Limited (formerly Byconcept Hong Kong Co. Limited)	Hong Kong	Dormant	10,000 ordinary shares for HK$10,000	100%

SinoPower Solar Energy Co. Limited	Hong Kong	Dormant	10,000 ordinary shares for HK$10,000	100%

SinoPower Solar Investment Co. Limited	Hong Kong	Dormant	10,000 ordinary shares for HK$10,000	100%

HongKong Hydroponics Company Limited	Hong Kong	Operation of hydroponics projects	10,000 ordinary shares for HK$10,000	90%

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from continuing loss from its inception, with an accumulated deficit of $1,936,988 and working capital deficit of $1,966,665, at March 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through March 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•    Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

•    Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•    Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•    Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•    Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

Included in accounts receivables are retention receivables of $6,387 and $40,169 as of March 31, 2021 and December 31, 2020. Retention receivables are interest-free and recoverable at the end of the retention period of one to two years.

•    Energy assets

Energy assets consist of cost of materials, outside contract services, deposits and project development costs incurred in connection with the construction of renewable energy plants which owned by the Company. These amounts are capitalized and amortized to cost of revenues in the consolidated statements of operations on a straight-line basis over the lives of the related assets or the terms of the related contracts.

Routine maintenance costs are expensed as incurred in the consolidated statements of operations to the extent that such maintenance do not extend the life of the asset.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•    Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Office equipment	5 years
Furniture and fixtures	5 years
Motor vehicle	3.33 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2021 and 2020 were $xxx and $xxx, respectively.

•    Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date on contracts with customers. The contract assets are transferred to receivables when the rights become unconditional. The Company has contract assets on contracts that are generally long-term and have revenues that are recognized upon the completion.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Contract liabilities primarily related to billings and payments received in advance of revenue recognized. As of March 31, 2021 and December 31, 2020, the Company received cash consideration from customers before the performance obligations were satisfied.

•    Cost of revenue

Cost of revenue consists primarily of raw materials, the fees paid to contractors and labor costs, which are directly attributable to the construction of solar-related projects.

•    Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•    Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2021 and 2020.

•    Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended March 31, 2021 and 2020:

	2021	2020
Period-end HKD:US$ exchange rate	0.12903	0.12754
Period average HKD:US$ exchange rate	0.12890	0.12757

•    Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

4. BALANCE WITH A DIRECTOR AND RELATED COMPANIES

As of March 31, 2021 and December 31, 2020, the Company’s director and a related company made temporary advances to the Company for its working capital, which is unsecured, interest-free and has no fixed terms of repayment.

5. LEASE

As of March 31, 2021 and December 31, 2020, the Company entered into one workshop under operating lease with a lease term of 2 years, commencing from November 16, 2020.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Right of use assets and lease liability – right of use are as follows:

	March 31, 2021	December 31, 2020

Right-of-use assets	$131,769	$157,379

The lease liability – right of use is as follows:

	March 31, 2021	December 31, 2020

Current portion	$70,458	$88,537
Non-current portion	61,524	68,961

Total	$131,982	$157,498

The weighted average discount rate for the operating lease is 2.75%.

As of March 31, 2021, the operating lease payment of $70,458 will become mature in the next 12 months.

6. BORROWINGS

As of March 31, 2021 and December 31, 2020, the borrowings consisted of the followings:

	March 31, 2021	December 31, 2020

Bank loans	$252,299	$253,005
Other borrowings	514,495	515,936

Total	766,794	768,941

Current portion	617,932	588,279
Non-current portion	148,862	180,662

	$766,794	$768,941

The borrowings are due to two financial institutions in Hong Kong which are repayable in a term of 1 to 3 years, with 12 to 36 monthly installments at interest rate ranging from 2.75% to 20.25% per annum.

At March 31, 2021, the borrowings of the Company were secured by:

•	Personal guarantee by the directors of the Company; and

•	Legal charge over the leasehold land and buildings owned by the Company’s director and a related party, Mr. Ng Hak Yiu and Mr. Lo Man Hoi.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

7. STOCKHOLDERS’ DEFICIT

Common stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

Issued and outstanding shares

As of March 31, 2021 and December 31, 2020, the Company has a total of 9,800,000 and 9,800,000 shares of its common stock issued and outstanding.

8. INCOME TAX

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the period ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2021	2020

Loss before income taxes	$(35,214)	$(212,107)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(5,810)	(34,998)
Tax effect of non-deductible items	4,162	2,950
Tax effect of non-taxable items	(1)	(1)
Net operating loss	1,649	32,049
Income tax expense	$-	$-

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Deferred tax assets:
Net operating loss carryforwards	$149,797	$148,148
Less: valuation allowance	(149,797)	(148,148)
Deferred tax assets, net	$-	$-

As of March 31, 2021, the operation in Hong Kong incurred $907,861 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $149,797 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

9. RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

For the three months ended March 31, 2021 and 2020, the Company has purchased materials amounted to $0 and $31,480, respectively, from its related company, Powerwatt Engineering Company Limited.

Also, for the three months ended March 31, 2021 and 2020, the Company was granted with the right to use the patents to their products at no fee charge by its related companies, which were controlled by the director of the Company. The management determined that such cost was nominal and did not recognize the patent expense in its financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2021, there is one single customer who accounts for 15.3% of the Company’s revenues with $0 of accounts receivables.

For the three months ended March 31, 2020, there is no single customer who accounts for 10% or more of the Company’s revenues.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c) Exchange rate risk

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

(d) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank and other borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2021, bank and other borrowings were at fixed rates.

11. COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has no material commitments or contingencies.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company had the following material subsequent events.

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

On June 26, 2020, Milena Topolac Tomovic, the then major shareholder, entered into a Stock Purchase Agreement with Hak Yiu Ng (“New Majority Shareholder”) wherein Milena Topolac Tomovic sold 3,000,000 shares of the Company’s common stock, representing approximately 78.9% of all issued and outstanding shares to Mr. Wu.

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

Employees; Identification of Certain Significant Employees.

We are a startup company and currently do not have employees other than Hak Yiu Ng, our sole officer and director. We intend to hire employees on an as needed basis.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth certain operational data for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenues, net	$796,301	$743,166
Cost of revenue	(432,675)	(626,187)
Gross profit	363,626	116,979
Sales and marketing expenses	(99,317)	(58,620)
General and administrative expenses	(273,445)	(269,573)
Total operating expenses	(372,762)	(328,193)
Total other expenses	(26,078)	(893)
Loss Before Income Taxes	(35,214)	(212,107)
Income tax expense	-	-
Net loss	(35,214)	(212,107)

Revenue. We generated revenues of $796,301 and $743,166 for the three months ended March 31, 2021 and 2020. The increase is revenue is attributable to the completion of renewable energy projects and solutions during 2021, whose contracts were entered into during 2020.

During the three months ended March 31, 2021, the following customer accounted for 10% or more of our total net revenues:

	Three months ended March 31, 2021		March 31, 2021
	Revenues	Percentage of revenues	Accounts receivable
The incorporation owners of 18 Rosewood	$122,415	15.3%	$-

 During the three months ended March 31, 2020, there is no single customer who accounted for 10% or more of our total net revenues.

Cost of Revenue. Cost of revenue included material supplies, labor and sub-contractor fees. The increase of cost of revenue is attributable to the launch of renewable energy projects and solutions.

Gross Profit. We achieved a gross profit of $363,626 and $116,979 for the three months ended March 31, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the completion of renewable energy projects and solutions during 2021 fiscal quarter.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $99,317 and $58,620 for the three months ended March 31, 2021 and 2020, respectively. The increase in G&A is primarily attributable to more marketing expense in the launch of our renewable energy projects and solutions.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $273,445 and $269,573 for the three months ended March 31, 2021 and 2020, respectively. The increase in G&A is primarily attributable to more overheads and staff expense in the launch of our renewable energy projects and solutions.

Other Income (Expenses), net. We incurred net other expenses of $26,078 and $893 for the three months ended December 31, 2021 and 2020, respectively. Our net other expenses for the three months ended March 31, 2021 and 2020 consisted primarily of loan interest, interest on lease liabilities and interest income.

Income Tax Expense. We recorded income tax expense of $0 and $0 for the three months ended March 31, 2021 and 2020. No income expense was incurred for the three months ended March 31, 2021 and 2020.

Net Loss. During the three months ended March 31, 2021, we incurred a net loss of $35,214, as compared to $212,107 for the three months ended March 31, 2020.

Liquidity and Capital Resources and Cash Requirements

As of March 31, 2021, we had cash and cash equivalents of $347,751, deposits, prepayments and other receivables of $1,138,055, contract assets of $1,796,744 and accounts and retention receivables of $42,228.

As of December 31, 2020, we had cash and cash equivalents of $160,594, accounts and retention receivables of $83,169, deposits, prepayments and other receivables of $1,031,566, and contract assets of $1,800,332.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provide by operating activities	$(522,759)	$140,222
Net cash used in investing activities	-	(810)
Net cash provided by (used in) financing activities	183,928	(18,575)

Net Cash (Used In) Provided By Operating Activities.

For the three months ended March 31, 2021, net cash used in operating activities was $522,759, which consisted primarily of a net loss of $35,214, offset by a decrease in accounts and retention receivables of $40,941, an increase in deposits, prepayments and other receivables of $106,489, a decrease in contract assets of $3,588, a decrease in contract liabilities of $544,872, an increase in operating lease liabilities of $1,166, an increase in accrued liabilities and other payables of $196,614, a decrease in accounts payables of $114,657, depreciation of plant and equipment of $4,584, depreciation of energy assets of $6,355 and depreciation of right-of-use assets of $25,225.

For the three months ended March 31, 2020, net cash provided by operating activities was $140,2221, which consisted primarily of a net loss of $212,108, offset by a decrease in accounts and retention receivables of $46,773, an increase in deposits, prepayments and other receivables of $5,233, a decrease in contract assets of $239,259, an increase in contract liabilities of $105,247, a decrease in accrued liabilities and other payables of $54,103, an increase in operating lease liabilities of $940, depreciation of plant and equipment of $1,571 and depreciation of right-of-use assets of $17,876.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2021, net cash used in investing activities was $0.

For the three months ended March 31, 2020, net cash used in investing activities was $810, consisting primarily of purchases of plant and equipment of $810.

Net Cash Provided By (Used In) Financing Activities.

For the three months ended March 31, 2021, net cash provided by financing activities was $183,928, consisting primarily of advances from a director of $691,999, advance from related companies of $40,985 and payment of lease liabilities of $26,297.

For the three months ended March 31, 2020, net cash used in financing activities was $18,575, consisting primarily payment of lease liabilities of $18,575.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the President and Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

2.1

Share Exchange Agreement, dated November 25, 2020, by and among Folkup Development Inc., a Nevada corporation, Powertech Holdings Company Limited, a British Virgin Islands corporation, and the holders of common stock of Powertech Holdings Company Limited. (2)

3.1	Articles of Incorporation, dated July 5, 2016 (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-216921), filed with the Securities and Exchange Commission on March 24, 2017.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 333-216921) dated filed with the Securities and Exchange Commission on November 27, 2020.

*Filed herewith.

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLKUP DEVELOPMENT INC.

Date: May 24, 2021	By:	/s/ Hak Yiu Ng
	Name:	Hak Yiu Ng
	Title:	President (principal executive officer)

