Form 10-K/A
period 2020-12-31
Folkup Development Inc.
filed 2021-09-23
CIK 1684506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File Number 333-216921) (the “2020 Annual Report”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. This Amendment No. 1 on Form 10-K is being filed solely for the purpose of including a paragraph regarding “Critical Audit Matters” in the Report of Independent Registered Public Accounting Firm, which paragraph was inadvertently omitted from the initial filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as otherwise expressly noted herein there have been no changes in any of the financial or other disclosure information contained in the 2020 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 31, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Annual Report and the registrant’s other filings with the SEC.

2

PART II

ITEM 8. Financial Statements

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS, PLT

JP CENTURION & PARTNERS, PLT

March 31, 2021

We have served as the Company’s auditor since 2020.

Kuala Lumpur, Malaysia

3

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOLKUP DEVELOPMENT INC.

Date: September 23, 2021	By:	/s/ Hak Yiu Ng
	Name:	Hak Yiu Ng
	Title:	President (principal executive officer)

Date: September 23, 2021	By:	/s/ Lau Kit Yan, Mark
	Name:	Lau Kit Yan, Mark
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

5