Form 10-Q
period 2021-06-30
Folkup Development Inc.
filed 2021-09-23
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 333-216921

FOLKUP DEVELOPMENT INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0499929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 17-18, 23/F, Metropole Square2 On Yiu Street, Sha TinNew Territories, Hong Kong

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

As of September 21, 2021, there were 9,800,000 shares of common stock, $0.001 par value per share, outstanding.

FOLKUP DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Folkup Development, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things, current regulatory conditions in China and Hong Kong, demand for our products, market and customer acceptance, competition, pricing, the exercise of the control over us by Hak Yiu Ng, our need for additional financing, the Company’s President, a director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$419,061	$160,594
Accounts and retention receivables	27,767	83,169
Deposits, prepayments and other receivables	1,210,203	1,031,566
Purchase deposits	2,045,791	1,800,332

Total current assets	3,702,822	3,075,661

Non-current assets:
Energy assets	-	285,236
Plant and equipment	78,998	64,161
Right-of-use assets	104,288	157,379

TOTAL ASSETS	$3,886,108	$3,582,437

LIABILTIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Contract liabilities	$1,390,175	$2,158,374
Accounts payable	642,784	1,100,268
Accrued liabilities and other payables	518,310	129,393
Operating lease liabilities	50,335	88,537
Bank and other borrowings	639,950	588,279
Amounts due to related parties	1,529,975	825,329

Total current liabilities	4,771,529	4,890,180

Non-current liabilities:
Operating lease liabilities	54,343	68,961
Bank and other borrowings	622,744	180,662

TOTAL LIABILITIES	5,448,616	5,139,803

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized; 9,800,000 shares (2020: 9,800,000 shares) issued and outstanding	9,800	9,800
Additional paid in capital	351,583	351,583
Accumulated other comprehensive loss	(2,812)	(7,120)
Accumulated deficit	(1,903,832)	(1,906,054)

Total deficit of Folkup Development Inc.	(1,545,261)	(1,551,791)
Non-controlling interest	(17,247)	(5,575)

Total deficit	(1,562,508)	(1,557,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,886,108	$3,582,437

See accompanying notes to condensed consolidated financial statements.

 FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue, net	$550,253	$551,582	$1,346,554	$1,294,748

Cost of revenue	(238,411)	(466,207)	(671,086)	(1,092,394)

Gross profit	311,842	85,375	675,468	202,354

Operating expenses:
Sales and marketing expenses	(77,316)	(259,646)	(176,633)	(318,266)
General and administrative expenses	(326,830)	(150,720)	(589,090)	(406,838)
Professional fee	(54,707)	(145,799)	(65,892)	(159,254)
Total operating expenses	(458,853)	(556,165)	(831,615)	(884,358)

Other (expense) income:
Gain on disposal of subsidiary	103,746	-	103,746	-
Government grant	-	40,256	-	40,256
Interest income	-	1	4	6
Interest expenses	(60,150)	(1,491)	(86,232)	(2,389)

Total other income	43,596	38,766	17,518	37,873

LOSS BEFORE INCOME TAXES	(103,415)	(432,024)	(138,629)	(644,131)

Income tax expense	-	-	-	-

NET LOSS	(103,415)	(432,024)	(138,629)	(644,131)

Less: Net loss attributable to non-controlling interests	(7,406)	-	(11,686)	-

Net loss attributable to stockholders of Folkup Development Inc.	$(96,009)	$(432,024)	$(126,943)	$(644,131)

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

NET LOSS	$(96,009)	$(432,024)	$(126,943)	$(644,131)

Other comprehensive income:
Foreign currency translation gain (loss)	207	(2,141)	4,249	(5,862)

Total comprehensive loss	(95,802)	(434,165)	(122,694)	(649,993)
Less: Comprehensive (gain) loss attributable to non-controlling interests	(11)	-	14	-

Total comprehensive loss attributable to stockholders of Folkup Development Inc.	$(95,813)	$(434,165)	$(122,680)	$(649,993)

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(138,629)	$(644,131)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	10,121	3,215
Depreciation of energy assets	24,204	-
Depreciation of right-of-use assets	52,863	35,455
Gain on disposal of a subsidiary	(103,746)	-
Non-cash lease expenses	2,550	1,798

Change in operating assets and liabilities:
Accounts and retention receivables	55,402	(14,249)
Deposits, prepayments and other receivables	(270,082)	(598,330)
Contract assets	(245,459)	345,092
Contract liabilities	(768,199)	386,194
Operating lease liabilities	(26)	337
Accounts payables	(134,508)	-
Accrued liabilities and other payables	388,917	(7,021)

Net cash used in operating activities	(1,126,592)	(491,640)

Cash flows from investing activities:
Purchases of plant and equipment	(25,056)	(3,872)
Purchases of energy assets	(189,400)	-
Proceed from disposal of a subsidiary	451,753	-

Net cash generated from (used in) investing activities	237,297	(3,872)

Cash flows from financing activities:
Advance from a director	629,960	(123,090)
Advance from related companies	74,686	-
Payment of lease liabilities	(55,116)	(37,106)
Proceed from borrowings	505,232	765,471
Repayment of borrowings	(10,239)	-

Net cash generated from (used in) financing activities	1,144,523	605,275

Effect on exchange rate change on cash and cash equivalents	3,239	(5,842)

Net change in cash and cash equivalents	258,467	103,921

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,594	243,641

CASH AND CASH EQUIVALENTS, END OF PERIOD	$419,061	$347,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$83,681	$590

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three and Six months ended June 30, 2021 and 2020
	Common stock		Additional paid-in	Accumulated other comprehensive (loss)	Accumulated	Non-contolling	Total stockholders’
	No. of shares	Amount	capital	income	losses	interest	deficit

Balance as of January 1, 2021	9,800,000	$9,800	$351,583	$(7,120)	$(1,906,054)	$(5,575)	$(1,557,366)

Foreign currency translation adjustment	-	-	-	4,042	-	25	4,067
Net loss for the period	-	-	-	-	(30,934)	(4,280)	(35,214)

Balance as of March 31, 2021	9,800,000	$9,800	$351,583	$(3,078)	$(1,936,988)	$(9,830)	$(1,588,513)

Balance as of April 1, 2021	9,800,000	$9,800	$351,583	$(3,078)	$(1,936,988)	$(9,830)	$(1,588,513)

Disposal of a subsidiary	-	-	-	59	129,165	-	129,224
Foreign currency translation adjustment	-	-	-	207	-	(11)	196
Net loss for the period	-	-	-	-	(96,009)	(7,406)	(103,415)

Balance as of June 30, 2021	9,800,000	$9,800	$351,583	$(2,812)	$(1,903,832)	$(17,247)	$(1,562,508)

Balance as of January 1, 2020	6,000,000	$6,000	$351,583	$(3,760)	$(1,000,733)	$-	$(646,910)

Foreign currency translation adjustment	-	-	-	(3,457)	-	-	(3,457)
Net loss for the period	-	-	-	-	(212,107)	-	(212,107)

Balance as of March 31, 2020	6,000,000	$6,000	$351,583	$(7,217)	$(1,212,840)	$-	$(862,474)

Balance as of April 1, 2020	6,000,000	$6,000	$351,583	$(7,217)	$(1,212,840)	$-	$(862,474)

Foreign currency translation adjustment	-	-	-	(2,405)	-	-	(2,405)
Net loss for the period	-	-	-	-	(432,024)	-	(432,024)

Balance as of June 30, 2020	6,000,000	$6,000	$351,583	$(9,622)	$(1,644,864)	$-	$(1,296,903)

See accompanying notes to condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Folkup Development Inc. (“the Company” or “FLDI”) was incorporated on July 5, 2016 under the laws of the State of Nevada. The Company, through its subsidiaries, mainly provides the renewable energy products and solutions to the customers in Hong Kong.

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

The Company has suffered from continuing loss from its inception, with an accumulated deficit of $1,903,832 and working capital deficit of $1,068,707, at June 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through June 30, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

Included in accounts receivables are retention receivables of $27,767 and $83,169 as of June 30, 2021 and December 31, 2020. Retention receivables are interest-free and recoverable at the end of the retention period of one to two years.

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

Depreciation expense for the three months ended June 30, 2021 and 2020 were $5,537 and $1,644, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 were $10,121 and $3,215, respectively.

•	Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

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

Contract liabilities primarily related to billings and payments received in advance of revenue recognized. As of June 30, 2021 and December 31, 2020, the Company received cash consideration from customers before the performance obligations were satisfied.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2021 and 2020.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended June 30, 2021 and 2020:

	2021	2020
Period-end HKD:US$ exchange rate	0.128776	0.129023
Period average HKD:US$ exchange rate	0.128836	0.128839

•	Comprehensive income

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to the condensed consolidated financial statements.

4. DISPOSAL OF A SUBSIDIARY

On June 22, 2021, the Company consummated the sale of its wholly-owned subsidiary, SinoPower Solar Investment Co. Limited (“Sinopower Solar”), to First Gain Global Limited (“First Gain”), a subsidiary of Kings Stone Energy Group, which is listed on Hong Kong Stock Exchange. The transaction was made pursuant to that certain Agreement for Sale and Purchase, dated May 31, 2021, by and among Sinopower Solar (HongKong) Co. Limited, Ng Hak Yiu and First Gain, under which First Gain purchased all of the equity securities of Sinopower Solar for consideration of HKG$8,000,000, or approximately US$1,030,000.

The Company’s subsidiary, Sinopower Solar Energy Engineering Co. Limited (“SPSE”) is a contractor for the design, supply and build of solar power systems to Sinopower Solar, and SPSE will continue providing such services to Sinopower Solar.

As a result, the Company recorded a gain of $103,746 from the disposal of a subsidiary for the six months ended June 30, 2021.

5. AMOUNTS DUE TO A DIRECTOR AND RELATED COMPANIES

As of June 30, 2021 and December 31, 2020, the Company’s director and a related company made temporary advances to the Company for its working capital, which is unsecured, interest-free and has no fixed terms of repayment.

6. LEASE

As of June 30, 2021 and December 31, 2020, the Company entered into one workshop under operating lease with a lease term of 2 to 3.5 years, commencing from November, 2019.

Right of use assets and lease liability - right of use are as follows:

	June 30, 2021	December 31, 2020

Right-of-use assets	$104,288	$157,379

The lease liability - right of use is as follows:

	June 30, 2021	December 31, 2020

Current portion	$50,335	$88,537
Non-current portion	54,343	68,961

Total	$104,678	$157,498

The weighted average discount rate for the operating lease is 2.75%.

As of June 30, 2021, the operating lease payment of $55,631 will become mature in the next 12 months.

7. BORROWINGS

As of June 30, 2021 and December 31, 2020, the borrowings consisted of the followings:

	June 30, 2021	December 31, 2020

Bank loans	$747,590	$253,005
Other borrowings	515,104	515,936

Total	1,262,694	768,941

Current portion	639,950	588,279
Non-current portion	622,744	180,662

	$1,262,694	$768,941

The borrowings are due to two financial institutions in Hong Kong which are repayable in a term of 1 to 8 years, with 12 to 96 monthly installments at interest rate ranging from 2.75% to 20.25% per annum.

At June 30, 2021, the borrowings of the Company were secured by:

•	Personal guarantee by the directors of the Company; and

•	Legal charge over the leasehold land and buildings owned by the Company’s director and a related party, Mr. Ng Hak Yiu and Mr. Lo Man Hoi.

8. STOCKHOLDERS’ DEFICIT

Common stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

Issued and outstanding shares

As of June 30, 2021 and December 31, 2020, the Company has a total of 9,800,000 and 9,800,000 shares of its common stock issued and outstanding.

9. INCOME TAX

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

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year.  The reconciliation of income tax rate to the effective income tax rate for the period ended June 30, 2021 and 2020 is as follows:

	Six months ended June 30,
	2021	2020

Loss before income taxes	$(138,629)	$(644,131)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(22,874)	(106,282)
Tax effect of non-deductible items	5,664	536
Tax effect of non-taxable items	(17,119)	(6,643)
Net operating loss	34,329	112,389
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Deferred tax assets:
Net operating loss carryforwards	$182,477	$148,148
Less: valuation allowance	(182,477)	(148,148)
Deferred tax assets, net	$-	$-

As of June 30, 2021, the operation in Hong Kong incurred $1,105,921 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $182,477 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

10. RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

For the six monthes ended June 30, 2021 and 2020, the Company has purchased materials amounted to $0 and $57,788, respectively, from its related company, Powerwatt Engineering Company Limited.

Also, for the six months ended June 30, 2021 and 2020, the Company was granted with the right to use the patents to their products at no fee charge by its related companies, which were controlled by the director of the Company. The management determined that such cost was nominal and did not recognize the patent expense in its financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the six months ended June 30, 2021, there is one single customer who accounts for 15.3% of the Company’s revenues.

For the six months ended June 30, 2020, there is no single customer who accounts for 10% or more of the Company’s revenues.

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

The Company’s interest-rate risk arises from bank and other borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2021, bank and other borrowings were at fixed rates.

12. COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company has no material commitments or contingencies.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company had the following material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report and other reports filed by Folkup Development Inc. (“we”, “us”, “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

PLAN OF OPERATION

We are a corporation in its early stage of development and have not yet generated or realized any revenues from our business. In the next 12 months, we plan to increase our revenues by garnering more customers. The Company intends to develop a renewable energy service business in Hong Kong.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth certain operational data for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Revenues, net	$550,253	$539,372
Cost of revenue	(238,411)	(455,906)
Gross profit	311,842	83,466
Sales and marketing expenses	(77,316)	(256,645)
General and administrative expenses	(381,537)	(291,223)
Total operating expenses	(458,853)	(547,868)
Total other income	43,596	38,409
Loss Before Income Taxes	(103,415)	(425,993)
Income tax expense	-	-
Net loss	(103,415)	(425,993)

Revenue. We generated revenues of $550,253 and $539,372 for the three months ended June 30, 2021 and 2020. The increase is revenue is attributable to the completion of renewable energy projects and solutions during 2021, whose contracts were entered into during 2020.

 During the three months ended June 30, 2021 and 2020, there was no single customer who accounted for 10% or more of our total net revenues.

Cost of Revenue. Cost of revenue included material supplies, labor and sub-contractor fees. The increase of cost of revenue is attributable to the launch of renewable energy projects and solutions.

Gross Profit. We achieved a gross profit of $311,842 and $83,466 for the three months ended June 30, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the completion of renewable energy projects and solutions during 2021 fiscal quarter.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $77,316 and $256,645 for the three months ended June 30, 2021 and 2020, respectively. The decrease in S&M is primarily attributable to less marketing expense compared to the launch of our renewable energy projects and solutions.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $381,537 and $291,223 for the three months ended June 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to more overheads and staff expense in the launch of our renewable energy projects and solutions.

Other Income, We incurred net other income of $43,596 and $38,409 for the three months ended December 31, 2021 and 2020, respectively. Our net other expenses for the three months ended June 30, 2021 and 2020 consisted primarily of loan interest, interest on lease liabilities, interest income, gain on disposal of a subsidiary and government anti-epidemic fund.

Income Tax Expense. We recorded income tax expense of $0 and $0 for the three months ended June 30, 2021 and 2020. No income expense was incurred for the three months ended June 30, 2021 and 2020.

Net Loss. During the three months ended June 30, 2021, we incurred a net loss of $103,415, as compared to $425,993 for the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth certain operational data for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Revenues, net	$1,346,554	$1,282,538
Cost of revenue	(671,086)	(1,082,093)
Gross profit	675,468	200,445
Sales and marketing expenses	(176,633)	(315,265)
General and administrative expenses	(654,982)	(560,796)
Total operating expenses	(831,615)	(876,061)
Total other income	17,518	37,516
Loss Before Income Taxes	(138,629)	(638,100)
Income tax expense	-	-
Net loss	(138,629)	(638,100)

Revenue. We generated revenues of $1,346,554 and $1,282,538 for the six months ended June 30, 2021 and 2020. The increase is revenue is attributable to the completion of renewable energy projects and solutions during 2021, whose contracts were entered into during 2020.

 During the six months ended June 30, 2021 and 2020, there were no single customer who accounted for 10% or more of our total net revenues.

Cost of Revenue. Cost of revenue included material supplies, labor and sub-contractor fees. The increase of cost of revenue is attributable to the launch of renewable energy projects and solutions.

Gross Profit. We achieved a gross profit of $675,468 and $200,445 for the six months ended June 30, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the completion of renewable energy projects and solutions during 2021 fiscal quarter.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $176,633 and $315,265 for the six months ended June 30, 2021 and 2020, respectively. The decrease in S&M is primarily attributable to less marketing expense compared to the launch of our renewable energy projects and solutions.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $654,982 and $560,796 for the six months ended June 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to more overheads and staff expense in the launch of our renewable energy projects and solutions.

Other Income (Expenses), net. We incurred net other income of $17,518 and $37,516 for the six months ended December 31, 2021 and 2020, respectively. Our net other expenses for the six months ended June 30, 2021 and 2020 consisted primarily of loan interest, interest on lease liabilities, interest income, gain on disposal of a subsidiary and government anti-epidemic fund.

Income Tax Expense. We recorded income tax expense of $0 and $0 for the six months ended June 30, 2021 and 2020. No income expense was incurred for the six months ended June 30, 2021 and 2020.

Net Loss. During the six months ended June 30, 2021, we incurred a net loss of $138,629, as compared to $638,100 for the six months ended June 30, 2020.

Liquidity and Capital Resources and Cash Requirements

As of June 30, 2021, we had cash and cash equivalents of $419,061, deposits, prepayments and other receivables of $1,210,203, contract assets of $2,045,791 and accounts and retention receivables of $27,767.

As of December 31, 2020, we had cash and cash equivalents of $160,594, accounts and retention receivables of $83,169, deposits, prepayments and other receivables of $1,031,566, and contract assets of $1,800,332.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(967,906)	$(490,081)
Net cash provided by (used in) investing activities	78,611	(3,872)
Net cash provided by financing activities	1,144,523	605,271

Net Cash Used In Operating Activities.

For the six months ended June 30, 2021, net cash used in operating activities was $967,906, which consisted primarily of a net loss of $138,629, offset by a decrease in accounts and retention receivables of $55,402, an increase in deposits, prepayments and other receivables of $87,192, an increase in contract assets of $245,459, a decrease in contract liabilities of $768,199, a decrease in operating lease liabilities of $26, an increase in accrued liabilities and other payables of $388,917, a decrease in accounts payables of $134,508, depreciation of plant and equipment of $10,121, non-cash lease expenses of $2,550, depreciation of right-of-use assets of $52,863 and gain on disposal of a subsidiary of $103,746.

For the six months ended June 30, 2020, net cash used in operating activities was $490,081, which consisted primarily of a net loss of $638,100, offset by an increase in accounts and retention receivables of $13,434, an increase in deposits, prepayments and other receivables of $595,151, a decrease in contract assets of $346,685, an increase in contract liabilities of $376,836, a decrease in accrued liabilities and other payables of $7,721, an increase in operating lease liabilities of $336, depreciation of plant and equipment of $3,215, non-cash expenses of $1,798 and depreciation of right-of-use assets of $35,455.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2021, net cash provided by investing activities was $78,611, consisting primarily of purchases of plant and equipment of $25,056 and proceed from disposal of a subsidiary of $103,667.

For the six months ended June 30, 2020, net cash used in investing activities was $3,872, consisting primarily of purchases of plant and equipment of $3,872.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2021, net cash provided by financing activities was $1,144,523, consisting primarily of advances from a director of $629,960, advance from related companies of $74,686, payment of lease liabilities of $55,116, repayment of bank borrowings of $10,239 and proceed from bank borrowings of $505,232.

For the six months ended June 30, 2020, net cash used in financing activities was $605,271, consisting primarily of repayment to a director of $123,094, payment of lease liabilities of $37,106 and proceed from bank and other borrowings of $765,471.

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

Based on that evaluation, our President and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

3.1	Articles of Incorporation, dated July 5, 2016 (1)
3.2	Bylaws (1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-216921), filed with the Securities and Exchange Commission on March 24, 2017.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 333-216921) dated filed with the Securities and Exchange Commission on November 27, 2020.

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

