Form 10-Q
period 2021-09-30
Folkup Development Inc.
filed 2022-04-12
CIK 1684506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of April 11, 2022, there were 9,800,000 shares of common stock, $0.001 par value per share, outstanding.

FOLKUP DEVELOPMENT INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,928,616	$160,594
Accounts and retention receivables	1,163,523	83,169
Deposits, prepayments and other receivables	311,064	1,031,566
Purchase deposits	2,735,868	1,800,332

Total current assets	6,139,071	3,075,661

Non-current assets:
Energy assets	-	285,236
Long-term investment	458,601	-
Plant and equipment	380,730	64,161
Right-of-use assets	81,300	157,379

TOTAL ASSETS	$7,059,702	$3,582,437

LIABILTIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Contract liabilities	$4,528,479	$2,158,374
Accounts payable	372,270	1,100,268
Accrued liabilities and other payables	234,212	129,393
Operating lease liabilities	34,738	88,537
Bank and other borrowings	1,961,272	588,279
Amounts due to related parties	1,561,117	825,329

Total current liabilities	8,692,088	4,890,180

Non-current liabilities:
Operating lease liabilities	46,960	68,961
Bank and other borrowings	1,590,557	180,662

TOTAL LIABILITIES	10,329,605	5,139,803

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized; 9,800,000 shares issued and outstanding	9,800	9,800
Additional paid in capital	351,583	351,583
Accumulated other comprehensive loss	5,592	(7,120)
Accumulated deficit	(3,609,783)	(1,906,054)

Total deficit of Folkup Development Inc.	(3,242,808)	(1,551,791)
Non-controlling interest	(27,095)	(5,575)

Total deficit	(3,269,903)	(1,557,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,059,702	$3,582,437

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue, net	$573,258	$410,187	$1,919,812	$1,704,935

Cost of revenue	(472,266)	(342,745)	(1,143,352)	(1,435,139)

Gross profit	100,992	67,442	776,460	269,796

Operating expenses:
Sales and marketing expenses	254,167	237,068	430,800	555,334
General and administrative expenses	589,325	234,823	1,178,415	641,661
Professional fee	919,300	14,188	985,192	173,442
Total operating expenses	1,762,792	486,079	2,594,407	1,370,437

Other (expense) income:
Gain on disposal of subsidiary			103,746
Sundry income	-	40,735	-	80,991
Interest income	2	-	6	6
Interest expenses	(48,207)	(37,456)	(134,439)	(39,845)

Total other (expenses) income	(48,205)	3,279	(30,687)	41,152

LOSS BEFORE INCOME TAXES	(1,710,005)	(415,358)	(1,848,634)	(1,059,489)

Income tax expense	(5,859)	-	(5,859)	-

NET LOSS	(1,715,864)	(415,358)	(1,854,493)	(1,059,489)

Less: Net loss attributable to non-controlling interests	(9,913)	(9,930)	(21,599)	(9,930)

Net loss attributable to stockholders of Folkup Development Inc.	$(1,705,951)	$(405,428)	$(1,832,894)	$(1,049,559)

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

NET LOSS	$(1,705,951)	$(405,428)	$(1,832,894)	$(1,049,559)

Other comprehensive income:
Foreign currency translation gain (loss)	8,404	1,646	12,653	(4,216)

Total comprehensive loss	(1,697,547)	(403,782)	(1,820,241)	(1,053,775)
Less: Comprehensive (gain) loss attributable to non-controlling interests	65	(10)	79	(10)

Total comprehensive loss attributable to stockholders of Folkup Development Inc.	$(1,697,482)	$(403,792)	$(1,820,162)	$(1,053,785)

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,854,493)	$(1,059,489)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of plant and equipment	53,863	5,170
Depreciation of energy assets	24,204	-
Depreciation of right-of-use assets	75,581	53,714
Gain on disposal of a subsidiary	(103,746)	-
Non-cash lease expenses	3,491	2,699

Change in operating assets and liabilities:
Accounts and retention receivables	(1,080,354)	106,713
Deposits, prepayments and other receivables	629,057	(628,574)
Contract assets	(935,536)	(698,363)
Contract liabilities	2,370,105	732,729
Accounts payables	(405,022)	-
Accrued liabilities and other payables	104,819	768,329

Net cash used in operating activities	(1,118,031)	(717,072)

Cash flows from investing activities:
Purchases of plant and equipment	(367,496)	(5,634)
Purchases of energy assets	(189,400)	-
Purchases of long-term investments	(128,418)	-
Proceed from disposal of a subsidiary	451,753	-

Net cash used in investing activities	(233,561)	(5,634)

Cash flows from financing activities:
Advance from a director	625,932	(1,448)
Advance from related companies	109,856	-
Payment of lease liabilities	(78,791)	(55,684)
Proceed from borrowings	3,072,236	769,203
Repayment of borrowings	(616,169)	-

Net cash provided by financing activities	3,113,064	712,071

Effect on exchange rate change on cash and cash equivalents	6,550	(4,317)

Net change in cash and cash equivalents	1,768,022	(14,952)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,594	243,641

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,928,616	$228,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for tax	$-	$-
Cash paid for interest	$130,948	$39,845

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three and Nine Months ended September 30, 2021 and 2020
	Common stock		Additional paid-in	Accumulated other comprehensive (loss)	Accumulated	Non-controlling	Total stockholders’
	No. of shares	Amount	capital	income	losses	interest	deficit

Balance as of January 1, 2021	9,800,000	$9,800	$351,583	$(7,120)	$(1,906,054)	$(5,575)	$(1,557,366)

Foreign currency translation adjustment	-	-	-	4,042	-	25	4,067
Net loss for the period	-	-	-	-	(30,934)	(4,280)	(35,214)

Balance as of March 31, 2021	9,800,000	$9,800	$351,583	$(3,078)	$(1,936,988)	$(9,830)	$(1,588,513)

Disposal of a subsidiary	-	-	-	59	129,165	-	129,224
Foreign currency translation adjustment	-	-	-	207	-	(11)	196
Net loss for the period	-	-	-	-	(96,009)	(7,406)	(103,415)

Balance as of June 30, 2021	9,800,000	$9,800	$351,583	$(2,812)	$(1,903,832)	$(17,247)	$(1,562,508)

Foreign currency translation adjustment	-	-	-	8,404	-	65	8,469
Net loss for the period	-	-	-	-	(1,705,951)	(9,913)	(1,715,864)

Balance as of September 30, 2021	9,800,000	$9,800	$351,583	$5,592	$(3,609,783)	$(27,095)	$(3,269,903)

Balance as of January 1, 2020	6,000,000	$6,000	$351,583	$(3,760)	$(1,000,733)	$-	$(646,910)

Foreign currency translation adjustment	-	-	-	(3,457)	-	-	(3,457)
Net loss for the period	-	-	-	-	(212,107)	-	(212,107)

Balance as of March 31, 2020	6,000,000	$6,000	$351,583	$(7,217)	$(1,212,840)	$-	$(862,474)

Foreign currency translation adjustment	-	-	-	(2,405)	-	-	(2,405)
Net loss for the period	-	-	-	-	(432,024)	-	(432,024)

Balance as of June 30, 2020	6,000,000	$6,000	$351,583	$(9,622)	$(1,644,864)	$-	$(1,296,903)

Acquisition of a subsidiary	-	-	-	-	-	129	129
Foreign currency translation adjustment	-	-	-	1,656		(10)	1,646
Net loss for the period	-	-	-	-	(405,428)	(9,930)	(415,358)

Balance as of September 30, 2020	6,000,000	$6,000	$351,583	$(7,966)	$(2,050,292)	$(9,811)	$(1,710,486)

See accompanying notes to condensed consolidated financial statements.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from continuing loss from its inception, with an accumulated deficit of $3,609,783 and working capital deficit of $2,553,017, at September 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through September 30, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

Included in accounts receivables are retention receivables of $1,163,523 and $83,169 as of September 30, 2021 and December 31, 2020. Retention receivables are interest-free and recoverable at the end of the retention period of one to two years.

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

Routine maintenance costs are expensed as incurred in the condensed consolidated statements of operations to the extent that such maintenance do not extend the life of the asset.

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Solar Panel	25 years
Leasehold improvement	5 years
Office equipment	5 years
Furniture and fixtures	5 years
Motor vehicle	2 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2021 and 2020 were $43,742 and $1,955, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 were $53,863 and $5,170, respectively.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Contract liabilities primarily relate to billings and payments received in advance of revenue recognized. As of September 30, 2021 and December 31, 2020, the Company received cash consideration from customers before the performance obligations were satisfied.

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2021 and 2020.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended September 30, 2021 and 2020:

	2021	2020
Period-end HKD:US$ exchange rate	0.128420	0.129028
Period average HKD:US$ exchange rate	0.128744	0.128899

•	Comprehensive income

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

As a result, the Company recorded a gain of $103,746 from the disposal of a subsidiary for the nine months ended September 30, 2021.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5. AMOUNTS DUE TO A DIRECTOR AND RELATED COMPANIES

As of September 30, 2021 and December 31, 2020, the Company’s director and a related company made temporary advances to the Company for its working capital, which is unsecured, interest-free and has no fixed terms of repayment.

6. LEASE

As of September 30, 2021 and December 31, 2020, the Company entered into two workshops under operating lease with a lease term of 2 to 3.5 years, commencing from November, 2019.

Right of use assets and lease liability – right of use are as follows:

	September 30, 2021	December 31, 2020

Right-of-use assets	$81,300	$157,379

The lease liability – right of use is as follows:

	September 30, 2021	December 31, 2020

Current portion	$34,738	$88,537
Non-current portion	46,960	68,961

Total	$81,698	$157,498

The weighted average discount rate for the operating lease is 2.75%.

As of September 30, 2021, the operating lease payment of $36,985 will become mature in the next 12 months.

7. LONG-TERM INVESTMENTS

The Company purchased insurance on the life of a key executive officer, Mr. NG Hak Yiu, the director of the Company. As a beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable.

The life insurance is stated at the cash surrender value of the contract.

8. BORROWINGS

As of September 30, 2021 and December 31, 2020, the borrowings consisted of the followings:

	September 30, 2021	December 31, 2020

Bank loans	$2,055,151	$253,005
Other borrowings	1,496,678	515,936

Total	3,551,829	768,941

Current portion	1,961,272	588,279
Non-current portion	1,590,557	180,662

	$3,551,829	$768,941

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The borrowings were obtained from two financial institutions in Hong Kong which bear interest ranging from 2.75% to 20.25% per annum and repayable in 12 to 96 monthly installments.

At September 30, 2021, the borrowings of the Company were secured by:

•	Personal guarantee by the directors of the Company;

•	Security over the insurance policy of the Company’s director; and

•	Legal charge over the leasehold land and buildings owned by the Company’s director and a related party, Mr. Ng Hak Yiu and Mr. Lo Man Hoi.

9. STOCKHOLDERS’ DEFICIT

Common stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

Issued and outstanding shares

As of September 30, 2021 and December 31, 2020, the Company has a total of 9,800,000 and 9,800,000 shares of its common stock issued and outstanding.

10. INCOME TAX

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

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the period ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

Loss before income taxes	$(1,848,634)	$(1,059,489)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(305,025)	(174,816)
Understated previous years income taxes	5,859
Net operating loss against valuation allowance	305,025	174,816
Income tax expense	$5,859	$-

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Deferred tax assets:
Net operating loss carryforwards	$453,173	$148,148
Less: valuation allowance	(453,173)	(148,148)
Deferred tax assets, net	$-	$-

As of September 30, 2021, the operation in Hong Kong incurred $2,746,503 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiry. The Company has provided for a full valuation allowance against the deferred tax assets of $453,173 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

11. RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

For the nine months ended September 30, 2021 and 2020, the Company purchased materials amounted to $0 and $57,815, respectively, from its related company, Powerwatt Engineering Company Limited.

Also, for the nine months ended September 30, 2021 and 2020, the Company was granted with the right to use the patents to their products at no fee charge by its related companies, which were controlled by the director of the Company. The management determined that such cost was nominal and did not recognize the patent expense in its financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

FOLKUP DEVELOPMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2021, there is one single customer who accounts for 47.1% of the Company’s revenues with $269,066 accounts receivable as at September 30, 2021.

For the nine months ended September 30, 2021, there is one single customer who accounts for 14.0% of the Company's revenues with $269,066 accounts receivable as at September 30, 2021.

For the three and nine months ended September 30, 2020, there is one single customer who accounts for 65.6% and 29.6% of the Company’s revenues, respectively with no accounts receivable as at September 30, 2020.

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

The Company’s interest-rate risk arises from bank and other borrowings. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2021, bank and other borrowings were at fixed rates.

13. COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company had the following material subsequent events.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth certain operational data for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Revenues, net	$573,258	$410,187
Cost of revenue	(472,266)	(342,745)
Gross profit	100,992	67,442
Sales and marketing expenses	(254,167)	(237,068)
General and administrative expenses	(1,508,625)	(249,011)
Total operating expenses	(1,762,792)	(486,079)
Total other (expenses) income	(48,205)	3,279
Loss Before Income Taxes	(1,710,005)	(415,358)
Income tax expense	(5,859)	-
Net loss	(1,715,864)	(415,358)

Revenue. We generated revenues of $573,258 and $410,187 for the three months ended September 30, 2021 and 2020. The increase is revenue is attributable to the completion of renewable energy projects and solutions during 2021, whose contracts were entered into during 2020.

During the three months ended September 30, 2021 and 2020, there was one single customer who accounted for 47.1% and 65.6% of our total net revenues, respectively.

Cost of Revenue. Cost of revenue included material supplies, labor and sub-contractor fees. The increase of cost of revenue is attributable to the launch of renewable energy projects and solutions.

Gross Profit. We achieved a gross profit of $100,992 and $67,442 for the three months ended September 30, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the completion of renewable energy projects and solutions during 2021 fiscal quarter.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $254,167 and $237,068 for the three months ended September 30, 2021 and 2020, respectively. The decrease in S&M is primarily attributable to less marketing expense compared to the launch of our renewable energy projects and solutions.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,508,625 and $249,011 for the three months ended September 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the legal and professional fee paid for the professional services.

Other (Expenses) Income, We incurred net other expenses of $48,205 and net other income of $3,279 for the three months ended December 31, 2021 and 2020, respectively. Our net other (expenses) income for the three months ended September 30, 2021 and 2020 consisted primarily of loan interest, interest on lease liabilities, interest income and government anti-epidemic fund.

Income Tax Expense. We recorded income tax expense of $5,859 and $0 for the three months ended September 30, 2021 and 2020. No income expense was incurred for the three months ended September 30, 2021 and 2020.

Net Loss. During the three months ended September 30, 2021, we incurred a net loss of $1,715,864, as compared to $415,358 for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth certain operational data for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Revenues, net	$1,919,812	$1,704,935
Cost of revenue	(1,143,352)	(1,435,139)
Gross profit	776,460	269,796
Sales and marketing expenses	(430,800)	(555,334)
General and administrative expenses	(2,163,607)	(815,103)
Total operating expenses	(2,594,407)	(1,370,437)
Total other income	(30,687)	41,152
Loss Before Income Taxes	(1,848,634)	(1,059,489)
Income tax expense	(5,859)	-
Net loss	(1,854,493)	(1,059,489)

Revenue. We generated revenues of $1,919,812 and $1,704,935 for the nine months ended September 30, 2021 and 2020. The increase is revenue is attributable to the completion of renewable energy projects and solutions during 2021, whose contracts were entered into during 2020.

During the nine months ended September 30, 2021, there was one single customer who accounted for 14% or more of our total net revenues.

During the nine months ended September 30, 2020, there was one single customer who accounted for 29.6% of our total net revenues.

Cost of Revenue. Cost of revenue included material supplies, labor and sub-contractor fees. The increase of cost of revenue is attributable to the launch of renewable energy projects and solutions.

Gross Profit. We achieved a gross profit of $776,460 and $269,796 for the nine months ended September 30, 2021 and 2020, respectively. The increase in gross profit is primarily attributable to the completion of renewable energy projects and solutions during 2021 fiscal quarter.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $430,800 and $555,334 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in S&M is primarily attributable to less marketing expense compared to the launch of our renewable energy projects and solutions.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $2,163,607 and $815,103 for the nine months ended September 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the legal and professional fee paid for the professional services.

Other (Expenses) Income, net. We incurred net other expenses of $30,687 and net other income of $41,152 for the nine months ended September 30, 2021 and 2020, respectively. Our net other (expenses) income for the nine months ended September 30, 2021 and 2020 consisted primarily of loan interest, interest on lease liabilities, interest income, gain on disposal of a subsidiary and government anti-epidemic fund.

Income Tax Expense. We recorded income tax expense of $5.859 and $0 for the nine months ended September 30, 2021 and 2020. No income expense was incurred for the nine months ended September 30, 2021 and 2020.

Net Loss. During the nine months ended September 30, 2021, we incurred a net loss of $1,854,493 as compared to $1,059,489 for the nine months ended September 30, 2020.

Liquidity and Capital Resources and Cash Requirements

As of September 30, 2021, we had cash and cash equivalents of $1,928,616, deposits, prepayments and other receivables of $311,064, contract assets of $2,735,868 and accounts and retention receivables of $1,163,523.

As of December 31, 2020, we had cash and cash equivalents of $160,594, accounts and retention receivables of $83,169, deposits, prepayments and other receivables of $1,031,566, and contract assets of $1,800,332.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(1,118,031)	$(717,072)
Net cash used in investing activities	(233,561)	(5,634)
Net cash provided by financing activities	3,113,064	712,071

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,118,031, which consisted primarily of a net loss of $1,854,493, offset by an increase in accounts and retention receivables of $1,854,493, a decrease in deposits, prepayments and other receivables of $629,057, an increase in contract assets of $935,536, an increase in contract liabilities of $2,370,105, an increase in accrued liabilities and other payables of $104,819, a decrease in accounts payables of $405,022, depreciation of plant and equipment of $53,863, non-cash lease expenses of $3,491, depreciation of right-of-use assets of $75,581, depreciation of energy assets of $24,204 and gain on disposal of a subsidiary of $103,746.

For the nine months ended September 30, 2020, net cash used in operating activities was $717,072, which consisted primarily of a net loss of $1,059,489, offset by a decrease in accounts and retention receivables of $106,713, an increase in deposits, prepayments and other receivables of $628,574, an increase in contract assets of $698,363, an increase in contract liabilities of $732,729, an increase in accrued liabilities and other payables of $768,329, depreciation of plant and equipment of $5,170, non-cash expenses of $2,699 and depreciation of right-of-use assets of $53,714.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2021, net cash used in investing activities was $233,561, consisting primarily of purchases of plant and equipment of $367,496, purchases of energy assets of $189,400, purchases of long-term investments of $128,418 and proceed from disposal of a subsidiary of $451,753.

For the nine months ended September 30, 2020, net cash used in investing activities was $5,634, consisting primarily of purchases of plant and equipment of $5,634.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $3,113,064, consisting primarily of advances from a director of $625,932, advance from related companies of $109,856, payment of lease liabilities of $78,791, repayment of bank borrowings of $3,072,236 and proceed from bank borrowings of $616,169.

For the nine months ended September 30, 2020, net cash provided by financing activities was $712,071, consisting primarily of repayment to a director of $1,448, payment of lease liabilities of $55,684 and proceed from bank and other borrowings of $769,203.

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

Based on that evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

3.1	Articles of Incorporation, dated July 5, 2016 (1)
3.2	Bylaws (1)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).+
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.+
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-216921), filed with the Securities and Exchange Commission on March 24, 2017.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 333-216921) dated filed with the Securities and Exchange Commission on November 27, 2020.

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

FOLKUP DEVELOPMENT INC.

Date: April 11, 2022	By:	/s/ Hak Yiu Ng
	Name:	Hak Yiu Ng
	Title:	President (principal executive officer)

Date: April 11, 2022	By:	/s/ Lau Kit Yan, Mark
	Name:	Lau Kit Yan, Mark
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

